Form 10-Q
period 2008-06-30
FENARIO INC
filed 2008-08-14
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-151419

FENARIO, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	26-0299388 (IRS Employer ID Number)

410 Park Avenue, 15th Floor
New York, New York 110022
(Address of principal executive offices)

(888) 251-3422
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2008, 9,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY
CONDENSED BALANCE SHEET

ASSETS

	June 30, 2008	March 31, 2008
	(Unaudited)
Current Assets:
Cash	$3,266	$32,150

Total Current Assets	3,266	32,150

Deferred Offering Costs	-	7,500

Total Assets	$3,266	$39,650
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$-	$2,000

Total Current Liabilities	-	2,000

Total Liabilities	-	2,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 9,000,000 shares issued and outstanding
at June 30, 2008 and March 31, 2008	900	900
Additional Paid-In Capital	39,600	39,600
Deficit Accumulated During the Development Stage	(37,234)	(2,850)

Total Stockholders’ Equity	3,266	37,650

Total Liabilities and Stockholders’ Equity	$3,266	$39,650

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Quarter Ended June 30, 2008		For the Period May 11, 2007 (Inception) to June 30, 2007		For the Period May 11, 2007 (Inception) to June 30, 2008

Net Revenues		$-		$-		$-

Costs and Expenses:
Professional Fees		33,771		-		35,771
Other Expenses		613		500		1,463

Total Costs and Expenses		34,384		-		37,234

Net Loss	$	(34,384)	$	(500)	$	(37,234)

Basic and Diluted Loss Per Share	$	( .00)		$.00

Weighted Average Common Shares
Outstanding		9,000,000		5,000,000

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD MAY 11, 2007 (INCEPTION) TO JUNE 30, 2008

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balance, May 11, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founder
at $.0001 per share, May 2007	5,000,000	500	-	-	500

Common Stock Issued to Private Investors
at $.01 Per Share, January 2008	4,000,000	400	39,600	-	40,000

Net Loss for the Period	-	-	-	(2,850)	(2,850)

Balance, March 31, 2008	9,000,000	900	39,600	(2,850)	37,650

Net Loss for the Quarter Ended
June 30, 2008 (Unaudited)	-	-	-	(34,384)	(34,384)

Balance, June 30, 2008 (Unaudited)	9,000,000	$900	$39,600	$(37,234)	$3,266

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Quarter Ended June 30, 2008		For the Period May 11, 2007 (Inception) to June 30, 2007		For the Period May 11, 2007 (Inception) to June 30, 2008

Cash Flows from Operating Activities:
Net Loss	$	(34,384)	$	(500)	$	(37,234)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Deferred Offering Costs		7,500		-		-
Decrease in Accounts Payable		(2,000)		-		-

Net Cash Used in Operating Activities		(28,884)		(500)		(37,234)

Cash Flows from Investing Activities:		-		-		-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		-		500		40,500

Net Cash Provided by Financing Activities		-		500		40,500

Increase (Decrease) in Cash		(28,884)		-		3,266

Cash – Beginning of Period		32,150		-		-

Cash – End of Period		$3,266		$-		$3,266

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-		$-		$-
Income Taxes Paid		$-		$-		$-

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -                      Organization and Basis of Presentation

Fenario, Inc. (“the Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada.  The Company has selected March 31 as its fiscal year.

            The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company is focused on developing and licensing proprietary software solutions for healthcare providers, health care professionals and health insurance companies. There is no assurance, however, that the Company will achieve its objectives or goals.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $34,384 for the three months ended June 30, 2008 and a net loss of $37,234 for the period May 11, 2007 (inception) to June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

             There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

          The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  There can be no assurances that the Company will be able to raise the additional funds it requires.

            The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -                      Common Stock

In May 2007 the Company issued 5,000,000 shares of common stock to the Founder for $500.

In January 2008 the Company sold 4,000,000 shares of common stock to private investors at $.01 per share for gross proceeds of $40,000.

NOTE 3 -                      Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series.  The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock.  Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 4 -                      Deferred Offering Costs

Deferred offering costs of $7,500 related to a proposed offering of common stock by the Company were written off during the quarter ended June 30, 2008 as professional fees since such proposed offering was terminated on July 23, 2008.

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Fenario,” Company,” “we,” “our” or “us” refer to Fenario, Inc. Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 4, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

Fenario, Inc. is a development stage company which was incorporated on May 11, 2007 in the state of Nevada. We have not generated any revenue to date and are a development stage company. We are focused on developing and licensing proprietary software solutions for healthcare providers, health care professionals and health insurance companies. Currently, there is an increasing focus on medical cost containment within the medical community and the general population as a whole. We hope to offer advanced clinical, financial and management information software which is focused on enabling the real time automation of routine patient transactions. This offering will provide us with an infrastructure platform to effectuate our business plan.

1

Plan of Operation

Over the course of the next twelve month period we plan to focus our efforts on software development with the objective of creating a beta practice management program which will be designed to automate and streamline a number of administrative functions required for operating a medical organization/practice. We recognize that our current management and Board of Directors do not have sufficient business planning experience to create these systems. Accordingly, it is our intention to seek out a consulting firm(s) and programmers that specializes in this arena. Additionally, we will utilize this time period to actively seek out qualified individuals who can assume key management positions to assist the company in attaining its’ stated goals.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2008 reflects cash in the amount of $3,266. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $60,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of professional fees including; $40,000 towards software development, $5,000 towards marketing materials and website. Additionally, $15,000 will be needed for general overhead expenses such as for reimbursed expenses, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

During the three months ended June 30, 2008, we had no revenues and incurred a net loss of $34,384 and a net loss of $37,234 for the period May 11, 2007 (inception) to June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                      Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                      Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.                      Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

2

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the six months ended June 30, 2008.

Item 5.                      Other Information.

None

Item 6.                      Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Uziel Leibowitz, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Uziel Leibowitz, the President, Chief Executive Officer, Treasurer and Director(attached hereto)

3

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FENARIO, INC.

Dated: August 13, 2008	By: Name: Title:	/s/Uziel Leibowitz Uziel Leibowitz President, Chief Executive Officer,Treasurer and Director
(Principal Executive, Financial andAccounting Officer)
	By: Name: Title:	/s/Nathan Birnak Nathan Birnak Secretary and Director

4