Form 10-Q/A
period 2008-06-30
FENARIO INC
filed 2008-09-19
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-151419

FENARIO, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-0299388

(State of incorporation)	(IRS Employer ID Number)

410 Park Avenue, 15th Floor
New York, New York 110022

(Address of principal executive offices)

(888) 251-3422

(Issuer’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of September 17, 2008, 9,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q (the “Original Filing”) for the fiscal period ended June 30, 2008, which was filed with the Securities and Exchange Commission on August 14, 2008. This Amendment is being filed to indicate that Fenario, Inc. is a shell company.

As a result of this Amendment, the certifications made pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

This Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing, and, accordingly, this Amendment should be read in conjunction with the Original Filing.

PART II
OTHER INFORMATION

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

FENARIO, INC.

Dated: September 17, 2008	By:	/s/ Uziel Leibowitz

	Name:	Uziel Leibowitz
	Title:	President, Chief Executive Officer,
Treasurer and Director
(Principal Executive, Financial and
Accounting Officer)

	By:	/s/ Nathan Birnak

	Name:	Nathan Birnak
	Title:	Secretary and Director