Form 10-Q
period 2008-09-30
FENARIO INC
filed 2008-11-10
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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
Yes ☒    No ☐

As of November 7, 2008, 9,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	September 30, 2008	March 31, 2008

	(Unaudited)
ASSETS
Current Assets:
Cash	$1,500	$32,150

Total Current Assets	1,500	32,150

Deferred Offering Costs	—	7,500

Total Assets	$1,500	$39,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$500	$2,000

Total Current Liabilities	500	2,000

Total Liabilities	500	2,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.0001 par value; 500,000,000 shares authorized, 9,000,000 shares issued and outstanding at September 30, 2008 and March 31, 2008	900	900
Additional Paid-In Capital	39,600	39,600
Deficit Accumulated During the Development Stage	(39,500)	(2,850)

Total Stockholders’ Equity	1,000	37,650

Total Liabilities and Stockholders’ Equity	$1,500	$39,650

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended	For the Period May 11, 2007 (Inception) to	For the Quarters Ended September 30,		For the Period May 11, 2007 (Inception) To

	September 30, 2008	September 30, 2007	2008	2007	September 30, 2008

Net Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Professional Fees	34,360	—	589	—	36,360
Other Expenses	2,290	500	1,677	—	3,140

Total Costs and Expenses	36,650	—	2,266	—	39,500

Net Loss	$(36,650)	$(500)	$(2,266)	$—	$(39,500)

Basic and Diluted Loss Per Share	$(.00)	$0.00	$(.00)	$0.00

Weighted Average Common Shares Outstanding	9,000,000	5,000,000	9,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD MAY 11, 2007 (INCEPTION) TO SEPTEMBER 30, 2008

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

	Common Stock
	Shares	Amount

Balance, May 11, 2007	—	$—	$—	$—	$—

Common Stock Issued to Founder at $.0001 per share, May 2007	5,000,000	500	—	—	500

Common Stock Issued to Private Investors at $.01 Per Share, January 2008	4,000,000	400	39,600	—	40,000

Net Loss for the Period	—	—	—	(2,850)	(2,850)

Balance, March 31, 2008	9,000,000	900	39,600	(2,850)	37,650

Net Loss for the Six Months Ended September 30, 2008 (Unaudited)	—	—	—	(36,650)	(36,650)

Balance, September 30, 2008 (Unaudited)	9,000,000	$900	$39,600	$(39,500)	$1,000

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30, 2008	For the Period May 11, 2007 (Inception) to September 30, 2007	For the Period May 11, 2007 (Inception) to September 30, 2008

Cash Flows from Operating Activities:
Net Loss	$(36,650)	$(500)	$(39,500)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Deferred Offering Costs	7,500	—	—
Increase (Decrease) in Accounts Payable	(1,500)	—	500

Net Cash Used in Operating Activities	(30,650)	(500)	(39,000)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	—	500	40,500

Net Cash Provided by Financing Activities	—	500	40,500

Increase (Decrease) in Cash	(30,650)	—	1,500

Cash – Beginning of Period	32,150	—	—

Cash – End of Period	$1,500	$—	$1,500

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

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

                    The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $36,650 for the six months ended September 30, 2008 and a net loss of $39,500 for the period May 11, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

                    There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

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

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008 reflects cash in the amount of $1,500. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Going Concern Consideration

During the six months ended September 30, 2008, we had no revenues and incurred a net loss of $36,650 and a net loss of $36,500 for the period May 11, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the nine months ended September 30, 2008.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Uziel Leibowitz, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Uziel Leibowitz, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FENARIO, INC.

Dated: November 10, 2008	By:	/s/ Uziel Leibowitz

	Name:	Uziel Leibowitz
	Title:	President, Chief Executive Officer,
Treasurer and Director
(Principal Executive, Financial and Accounting Officer)