Form 10-Q
period 2008-12-31
FENARIO INC
filed 2009-02-13
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

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
Yes ☒ No ☐

As of February 13, 2009, 9,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	December 31, 2008	March 31, 2008

	(Unaudited)
ASSETS

Current Assets:
Cash	$240	$32,150

Total Current Assets	240	32,150

Deferred Offering Costs	—	7,500

Total Assets	$240	$39,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loan Payable	$3,000	$—
Accounts Payable	500	2,000

Total Current Liabilities	3,500	2,000

Total Liabilities	3,500	2,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.0001 par value; 500,000,000 shares authorized, 9,000,000 shares issued and outstanding at December 31, 2008 and March 31, 2008	900	900
Additional Paid-In Capital	39,600	39,600
Deficit Accumulated During the Development Stage	(43,760)	(2,850)

Total Stockholders’ Equity	(3,260)	37,650

Total Liabilities and Stockholders’ Equity	$240	$39,650

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended December 31, 2008	For the Period May 11, 2007 (Inception) to December 31, 2007	For the Quarters Ended December 31,		For the Period May 11, 2007 (Inception) To December 31, 2008

			2008	2007

Net Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Professional Fees	38,360	—	4,000	—	40,360
Other Expenses	2,550	500	260	—	3,400

Total Costs and Expenses	40,910	—	4,260	—	43,760

Net Loss	$(40,910)	$(500)	$(4,260)	$—	$(43,760)

Basic and Diluted Loss Per Share	$(.00)	$0.00	$(.00)	$0.00

Weighted Average Common Shares Outstanding	9,000,000	5,000,000	9,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD MAY 11, 2007 (INCEPTION) TO DECEMBER 31, 2008

				Deficit Accumulated During the Development Stage
			Additional Paid-In Capital
	Common Stock
	Shares	Amount			Total

Balance, May 11, 2007	—	$—	$—	$—	$—

Common Stock Issued to Founder at $.0001 per share, May 2007	5,000,000	500	—	—	500

Common Stock Issued to Private Investors at $.01 Per Share, January 2008	4,000,000	400	39,600	—	40,000

Net Loss for the Period	—	—	—	(2,850)	(2,850)

Balance, March 31, 2008	9,000,000	900	39,600	(2,850)	37,650

Net Loss for the Nine Months Ended December 31, 2008 (Unaudited)	—	—	—	(40,910)	(40,910)

Balance, December 31, 2008 (Unaudited)	9,000,000	$900	$39,600	$(43,760)	$(3,260)

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended December 31, 2008	For the Period May 11, 2007 (Inception) to December 31, 2007	For the Period May 11, 2007 (Inception) to December 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(40,910)	$(500)	$(43,760)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Deferred Offering Costs	7,500	—	—
Increase (Decrease) in Accounts Payable	(1,500)	—	500

Net Cash Used in Operating Activities	(34,910)	(500)	(43,260)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds from Loan	3,000	—	3,000
Proceeds from Sale of Common Stock	—	500	40,500

Net Cash Provided by Financing Activities	3,000	500	43,500

Increase (Decrease) in Cash	(31,910)	—	240

Cash – Beginning of Period	32,150	—	—

Cash – End of Period	$240	$—	$240

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

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

                    The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $40,910 for the nine months ended December 31, 2008 and a net loss of $43,760 for the period May 11, 2007 (inception) to December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -	Loan Payable

                        Loan payable is payable on demand and bears interest at 5% per annum.

NOTE 3 -	Common Stock

                        In May 2007 the Company issued 5,000,000 shares of common stock to the Founder for $500.

                        In January 2008 the Company sold 4,000,000 shares of common stock to private investors at $.01 per share for gross proceeds of $40,000.

NOTE 4 -	Preferred Stock

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

NOTE 5 -	Deferred Offering Costs

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

Liquidity and Capital Resources

Our balance sheet as of December 31, 2008 reflects cash in the amount of $240. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Going Concern Consideration

During the nine months ended December 31, 2008, we had no revenues and incurred a net loss of $40,910 and a net loss of $43,760 for the period May 11, 2007 (inception) to December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the nine months ended December 31, 2008.

Item 5.	Other Information.

None

1

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Uziel Leibowitz, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Uziel Leibowitz, the President, Chief Executive Officer, Treasurer and Director(attached hereto)

2

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FENARIO, INC.

Dated: February 13, 2009	By:	/s/ Uziel Leibowitz

	Name:	Uziel Leibowitz
	Title:	President, Chief Executive Officer,
Treasurer and Director
(Principal Executive, Financial and
Accounting Officer)

3