Form 10-K
period 2008-12-31
FENARIO INC
filed 2009-06-25
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

Commission file number: 333-151419

FENARIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-3206736
(State of incorporation)	(I.R.S. Employer Identification No.)

410 Park Avenue, 15th Floor
New York, New York 10022
(Address of principal executive offices)

(888) 251-3422
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $450,000 based upon $0.05 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of June 24, 2009 was 9,000,000 shares.

Documents Incorporated By Reference:  None

PART I

Item 1.                 Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Fenario, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

Fenario, Inc. was incorporated on May 11, 2007 in the state of Nevada. We were initially focused on developing and licensing proprietary software solutions for healthcare providers, health care professionals and health insurance companies. Currently, there is an increasing focus on medical cost containment within the medical community and the general population as a whole. We were hoping to offer advanced clinical, financial and management information software which is focused on enabling the real time automation of routine patient transactions.

Our offices are currently located at 410 Park Avenue, 15th Floor, New York 10022.  Our telephone number is (917) 497- 2692.  We do not currently have a functioning website.

On May 11, 2007, we issued an aggregate of 5,000,000 shares of our common stock to Uziel Leibowitz, our President, Chief Executive Officer, Chairman, and Director.  The shares were issued in consideration for the payment of $500.

In January 2008, we issued 4,000,000 shares of common stock to 40 investors at a purchase price of $.01 per share for gross proceeds of $40,000, in a private placement relying on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act.  Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the shares and the date of the execution and delivery of the subscription agreement for such shares, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

On June 20, 2008, the Company commenced an offering of up to 3,000,000 shares of common stock, $0.05 per share, pursuant to the prospectus contained in the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 4, 2008, and declared effective on June 19, 2008 (file number 333-151419).  On July 23, 2008, the Company closed the offering prior to the offering termination date because it had not been successful at selling any shares in the offering as of said date.

Business Overview

Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire.

We are now considered a blank check company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company’s current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of ours or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company, or, if we do enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company. We seek to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

Competition

The  Company  is an  insignificant  participant  among  firms  which  engage in business combinations with, or financing of,  development  stage  enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company’s limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company’s competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an “investment company” as an issuer which is or holds  itself out as being  engaged  primarily  in the  business  of investing,  reinvesting  or trading of  securities.   While the Company does not intend to  engage in  such activities, the Company could become subject to regulations under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority in a number of  development stage enterprises.

The  Company  could  be  expected  to  incur  significant registration  and compliance  costs if required to register under the Investment Company  Act of 1940.  Accordingly, management will continue to review the Company’s  activities  from  time  to  time  with a  view  toward  reducing  the likelihood the Company could be classified as an “investment company.”

The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

We have no full time employees at this time. All functions, including development, strategy, negotiations and clerical are currently being provided on a voluntary basis by our two officers.

Item 1A.                      Risk Factors

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 1B.                      Unresolved Staff Comments

None

Item 2.                      Properties

We currently maintain our corporate offices at 410 Park Avenue, 15th Floor, New York, NY 10022. We do not pay rent for this space because the amount of the space we use at such office is de minimis. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

Item 3.                      Legal Proceedings.

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

Item 4.                      Submission of Matters to a Vote of Security Holders.

During the period ending March 31, 2009, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board under the ticker symbol FENO. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Holders

As of June 24, 2009, there were 9,000,000 common shares issued and outstanding, which were held by 41 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 11, 2007 by action taken by our board of directors, we issued 5,000,000 shares of our common stock to Uziel Leibowitz, our President, Chief Executive Officer, Chairman, and Director.  The shares were issued in consideration for the payment of $500.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Leibowitz was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

In January 2008, we issued 4,000,000 shares of common stock to 40 investors at a purchase price of $.01 per share, for gross proceeds of $40,000, in a private placement relying on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2009.

Item 6.                      Selected Financial Data.

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Entertainment Art, Inc. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation - General

During the next 12 months, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more  business  opportunities  presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the  Company  has no  plan,  proposal,  agreement,  understanding  or arrangement to acquire or merge with any specific  business or company,  and the Company has not  identified any specific  business or company for  investigation and  evaluation.  No member of management has had any material discussions with any other company with respect to any acquisition of that company.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.

The Company will have to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition.  The Company’s proposed business is sometimes referred to as a “blind pool” because any investors  will entrust their investment  monies to the Company’s  management before they have chance to analyze any ultimate use to which their money may be put.

Consequently,  the  Company’s  potential  success  is heavily  dependent  on the Company’s management, which  will  have  virtually  unlimited  discretion  in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company.  There can be no assurance that the Company will be able to raise any funds in private placements.  In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing  in the  Company  because  it will not  permit  the  Company to offset potential  losses  from one  venture  against  gains  from  another.  The Company  may seek a business  opportunity  with a firm which only  recently commenced  operations,  or a developing  company in need of additional funds for expansion  into new products or markets,  or seeking to develop a new product or service,  or an  established  business  which may be  experiencing  financial or operating  difficulties and is in the  need  for  additional  capital  which is perceived  to be  easier  to raise by a public  company.  In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.  The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky.  Because of general economic conditions,  rapid  technological  advances being made in some  industries,  and shortages  of available  capital,  management  believes  that there are numerous firms  seeking the benefits of a publicly  traded  corporation.  Such  perceived benefits of a publicly traded corporation may include  facilitating or improving the  terms  on  which  additional  equity  financing  may be  sought,  providing liquidity  for the  principals  of a  business,  creating a means for  providing incentive  stock  options  or  similar  benefits  to  key  employees,  providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors.  Potentially available   business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As part of any transaction, the acquired company may require that management or other stockholders  of the Company sell all or a portion of their shares to the acquired  company,  or  to  the  principals  of  the  acquired  company.  It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company’s Common Stock.  The Company’s funds are not expected to be used for purposes of any stock purchase from insiders.  The Company shareholders will not be provided the opportunity to approve or consent to such sale.  The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management’s decision to enter into a specific transaction. However, management believes that since the  anticipated  sales  price will be less than  market  value,  that the potential of a stock  sale by  management  will be a  material  factor on their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by management in connection with any acquisition.

The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.  The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments,  Forms 8-K, agreements and related reports and  documents  nevertheless,  the officers and directors of the Company have not conducted  market research and are not aware of statistical  data which would support the perceived benefits of a merger or acquisition  transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

The Company  anticipates that business  opportunities for possible  acquisition will be referred by various  sources,  including  its  officers  and  directors, professional advisers, securities broker-dealers,  venture capitalists,  members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people.  It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

The officers  and  directors  of the Company are  currently  employed in other positions  and will  devote only a portion of their time (not more than three hour per week)  to the  business  affairs  of the  Company,  until  such  time as an acquisition  has been  determined  to be highly  favorable.  In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying   prospective   business opportunities which may be brought to its attention through present associations with management.  In analyzing  prospective business  opportunities,  management will consider such matters as the available technical,  financial and managerial resources;  working  capital  and  other  financial  requirements; history  of operation,  if any; prospects for the future;  present and expected competition; the quality and experience of management services which may be available and the depth of that  management;  the potential for further  research,  development or exploration;  specific  risk factors not now  foreseeable  but which then may be anticipated to impact the proposed activities of the Company;  the potential for growth or expansion;  the potential for profit; the perceived public recognition or acceptance of products,  services or trades; name  identification;  and other relevant  factors.  Officers and directors of each Company will meet  personally with   management  and  key  personnel  of  the  firm  sponsoring  the  business opportunity as part of their investigation.  To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.  The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company’s shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be  anticipated  that the  promoters  thereof  have been unable to develop a going concern or that such business is in its  development  stage in that it has not generated  significant revenues from its principal business activities prior to the  Company’s  anticipation.  There is a risk,  even  after  the  Company’s participation  in the  activity  and the related  expenditure  of the  Company’s funds,  that the  combined  enterprises  will  still be unable to become a going concern or advance beyond the development  stage.  Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed.  Such risks will be assumed by the Company and, therefore, its shareholders.

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become  engaged,  in that such  business may need  additional  capital,  may merely desire to have its shares  publicly  traded,  or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.  On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the  Company’s  officers  and  directors  may,  as  part  of  the  terms  of the acquisition  transaction,  resign and be replaced by new officers and  directors without a vote of the Company’s shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws.  In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter.  The issuance of substantial additional securities and their  potential  sale into any  trading  market  which may  develop  in the Company’s  Common Stock may have a depressive  effect on such market.  While the actual terms of a transaction  to which the Company  may be a party  cannot be predicted,  it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the  acquisition  in  a so  called  “tax  free”  reorganization  under  Sections 368(a)(1) or 351 of the Internal  Revenue Code of 1986, as amended (the “Code”). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company,  including investors  in this  offering,  would  retain  less  than 20% of the  issued  and outstanding  shares of the surviving  entity,  which could result in significant dilution in the equity of such shareholders.

As part of the Company’s investigation,  officers and directors of the Company will meet personally  with  management and key personnel,  may visit and inspect material  facilities,  obtain  independent  analysis or  verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

The manner in which each company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the company and other parties,  and  the  relative negotiating strength of the company and its management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company.  Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets.  Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired.

Accordingly, following the acquisition of any such product, the Company will, in all  likelihood,  be required to either seek debt or equity  financing or obtain funding from third parties,  in exchange for which the Company would probably be required  to give up a  substantial  portion  of its  interest  in any  acquired product.  There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the  negotiation,  drafting  and  execution of relevant  agreements,  disclosure documents and other  instruments  will require  substantial  management time and attention and  substantial  costs for  accountants,  attorneys and others.  If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable.

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of “leverage” in the acquisition of a business   opportunity.   Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities.  The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make  payments on the debt incurred by the Company to acquire that  business  opportunity,  the lender would be able to exercise  the  remedies  provided  by  law  or  by  contract.  These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company.  No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During  periods  when  interest  rates are  relatively  high,  the  benefits  of leveraging  are not as great as during  periods of lower  interest rates because the investment in the business  opportunity  held on a leveraged basis will only be profitable if it generates  sufficient revenues to cover the related debt and other costs of the  financing.  Lenders  from which the Company may obtain funds for  purposes  of a  leveraged  buy-out  may impose  restrictions  on the future borrowing,  distribution,  and  operating  policies  of the  Company.  It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009 reflects cash assets in the amount of $340. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $53,980 for the year ended March 31, 2009. During the period from May 11, 2007 (inception) to March 31, 2008, the Company incurred a net loss of $2,850.

We do not have sufficient resources to fund its expenses over the next twelve months.  In January 2008, we issued 4,000,000 shares of common stock to 40 investors at a purchase price of $.01 per share for gross proceeds of $40,000.  There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $53,980 for the year ended March 31, 2009, and a net loss of $2,850 for the period May 11, 2007 (inception) to March 31, 2008.  In addition, the Company had a working capital deficiency and stockholders' deficiency of $16,330 at March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

Recently Issued Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.  SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  The Company has considered the effect of SAB 108 to be not material.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable.  SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS 157 is effective for the Company’s year end 2008, although early adoption is permitted.  The Company has considered the effect of SFAS 157 to be not material.

SFAS 162

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  The hierarchy under SFAS 162 is as follows:

•
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

•	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

•	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

Statement 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Since SFAS 162 is only effective for nongovernmental entities, the GAAP hierarchy will remain in AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles" in the Independent Auditor's Report, for state and local governmental entities and federal governmental entities.  The Company believes the adoption of this standard will not have a material impact on the financial condition or the results of the Company's operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                      Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Fenario, Inc.

We have audited the accompanying balance sheets of Fenario, Inc. (a Development Stage Company) (“the Company”) as of March 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended March 31, 2009, for the period May 11, 2007 (inception) to March 31, 2008 and for the period May 11, 2007 (inception) to March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fenario, Inc. at March 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended March 31, 2009, the period May 11, 2007 (inception) to March 31, 2008 and for the period May 11, 2007 (inception) to March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the year ended March 31, 2009, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
June 24, 2009

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	March 31,
	2009	2008
Current Assets:
Cash	$340	$32,150

Total Current Assets	340	32,150

Deferred Offering Costs	-	7,500

Total Assets	$340	$39,650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable	$-	$2,000
Accrued Liabilities	1,170	-
Loans Payable	15,500	-

Total Current Liabilities	16,670	2,000

Total Liabilities	16,670	2,000

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 9,000,000 shares issued and outstanding	900	900
Additional Paid-In Capital	39,600	39,600
Deficit Accumulated During the Development Stage	(56,830)	(2,850)

Total Stockholders’ Equity (Deficiency)	(16,330)	37,650

Total Liabilities and Stockholders’ Equity (Deficiency)	$340	$39,650

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

		For the Period	For the Period
	For the	May 11, 2007	May 11, 2007
	Year Ended	(Inception) to	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	50,310	2,000	52,310
Other Selling, General and
Administrative Expenses	3,500	850	4,350

Total Costs and Expenses	53,810	2,850	56,660

Loss from Operations	(53,810)	(2,850)	(56,660)

Other Income (Expense):
Interest Expense	(170)	-	(170)

Net Loss	$(53,980)	$(2,850)	$(56,830)

Basic and Diluted Loss Per Share	$(.01)	$(.00)

Weighted Average Common Shares Outstanding	9,000,000	5,938,272

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 11, 2007 (INCEPTION) TO MARCH 31, 2009

				Deficit
			Additional	Accumulated
	Common Stock		Paid -In	During the
	Shares	Amount	Capital	Development Stage	Total
Balance, May 11, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founder at $.0001 per share, May 2007	5,000,000	500	-	-	500

Common Stock Issued to Private Investors at $.01 Per Share, January 2008	4,000,000	400	39,600	-	40,000
Net Loss for the Period	-	-	-	(2,850)	(2,850)
Balance, March 31, 2008	9,000,000	900	39,600	(2,850)	37,650
Net Loss for the year ended March 31, 2009	-	-	-	(53,980)	(53,980)
Balance, March 31, 2009	9,000,000	$900	$39,600	$(56,830)	$(16,330)

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

		For the Period	For the Period
	For the	May 11, 2007	May 11, 2007
	Year Ended	(Inception) to	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Cash Flows from Operating Activities:
Net Loss	$(53,980)	$(2,850)	$(56,830)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Decrease in Deferred Offering Costs	7,500	-	-
(Decrease) Increase in Accounts Payable	(2,000)	2,000	-
Increase in Accrued Liabilities	1,170	-	1,170

Net Cash Used in Operating Activities	(47,310)	(850)	(55,660)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds of Loans Payable	15,500	-	15,500
Proceeds from Sale of Common Stock	-	40,500	40,500
Payment of Deferred Offering Costs	-	(7,500)	-

Net Cash Provided by Financing Activities	15,500	33,000	56,000

(Decrease) Increase in Cash	(31,810)	32,150	340

Cash – Beginning of Period	32,150	-	-

Cash – End of Period	$340	$32,150	$340

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -                Summary of Significant Accounting Policies

Organization

Fenario, Inc. (“the Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company intended to focus on developing and licensing proprietary software solutions for healthcare providers, healthcare professionals and health insurance companies The Company has since abandoned its business plan and is now seeking an operating company with which to merge or acquire. Accordingly, the Company is now considered a blank check company. There is no assurance, however, that the Company will achieve its objectives or goals.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Deferred Offering Costs

Deferred offering costs of $7,500 related to a proposed offering of common stock by the Company were written off during the year ended March 31, 2009 as professional fees since the proposed offering was terminated on July 23, 2008 and no shares were sold under the proposed offering.

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the year ended March 31, 2009 or for the period May 11, 2007 (inception) to March 31, 2008.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -                Summary of Significant Accounting Policies (Continued)

Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and loans payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the year ended March 31, 2009 or the period May 11, 2007 (inception) to March 31, 2008.

Recently Issued Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

(SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the effect of SAB 108 to be not material.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s year end 2008, although early adoption is permitted. The Company has considered the effect of SFAS 157 to be not material.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -                Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (Continued)

SFAS 162

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under SFAS 162 is as follows:

•
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

•	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

•	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

Statement 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Since SFAS 162 is only effective for nongovernmental entities, the GAAP hierarchy will remain in AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles" in the Independent Auditor's Report, for state and local governmental entities and federal governmental entities. The Company believes the adoption of this standard will not have a material impact on the financial condition or the results of the Company's operations.

NOTE 2 -                Going Concern

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $53,980 for the year ended March 31, 2009, and a net loss of $2,850 for the period May 11, 2007 (inception) to March 31, 2008. In addition, the Company had a working capital deficiency and stockholders' deficiency of $16,330 at March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -                Income Taxes

At March 31, 2009, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $55,000, which may be applied against future taxable income, if any, through 2028. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At March 31, 2009, the Company has a deferred tax asset of approximately $19,000 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $18,000 for the year ended March 31, 2009.

NOTE 4 -                Common Stock

In May 2007 the Company issued 5,000,000 shares of common stock to the Founder for $500.

In January 2008 the Company sold 4,000,000 shares of common stock to private investors at $.01 per share for gross proceeds of $40,000.

NOTE 5 -                Preferred Stock

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

NOTE 6 -                Loans Payable

Loans payable are due on demand and bear interest at 5% per annum.

Item 9.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                   Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).              Controls and Procedures.

Management's annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management acknowledges its responsibility for establishing and maintaining adequate internal controls over financial reporting. We are not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but intend to commence shortly the system and process of documentation and evaluation needed to comply with Section 404.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

During the year ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                      Other Information.

None.
PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held

Uziel Leibowitz	36	Director, Chairman, President and Chief Executive Officer

Nathan Birnak	25	Director, Secretary

 Uziel Leibowitz has been our Chairman, President and CEO since we were established. Mr. Leibowitz currently owns and operates a small medical billing consulting firm and has been doing so since the spring of 2001.  His area of expertise is assisting start- up medical practice implement effective medical billing software.  To assist his clients, Mr. Uziel employs various medical billing software systems. Prior to starting his own consulting business in Jerusalem, Israel, Uziel worked as a medical biller at the office of Dr. David Cohen in Jerusalem, Israel during the period of 1999 through the summer of 2001.

Nathan Birnak has been our secretary since we were established. Mr. Birnak is currently a freelance accountant in the Tel -Aviv - Jerusalem, Israel area. Mr. Birnak has operated in this capacity since the summer of 2003. The previous years, Nathan studied economics at a local university and intends to return to school on a part time basis to gain a masters degree in accounting.

There are no familial relationships among any of our directors or officers.  None of our directors or officers is a director in any other U.S. reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2008, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Wolinetz, Lafazan & Company, P.C., an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.                      Executive Compensation

Summary Compensation

Since our incorporation on May 11, 2007, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on May 11, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation on May 11, 2007, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on May 11, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of June 24, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 9,000,000 shares of our common stock issued and outstanding as of June 24, 2009.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Fenario, Inc., 410 Park Avenue, 15th Floor, New York, NY 10022.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Uziel Leibowitz	5,000,000	55.5%

Nathan Birnak	0	0%

All directors and executive officers as a group (two) persons)	5,000,000	55.5%

Item 13.                      Certain Relationships and Related Transactions

On May 11, 2007 by action taken by our board of directors, we issued 5,000,000 shares of our common stock to Uziel Leibowitz, our President, Chief Executive Officer, Chairman, and Director.  The shares were issued in consideration for the payment of $500.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Leibowitz was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.                      Principal Accounting Fees and Services

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended March 31, 2009	Period From May 11, 2007 (Inception) to March 31, 2008
Audit Fees	$8,500	$10,000
Audit Related Fees	$0	$0
Tax Fees	$0	$450
All Other Fees	$0	$0

As of March 31, 2009, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.                      Exhibits. Financial Statement Schedules

Exhibit	Description

3.1	Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to Registration Statement, filed with the Securities and Exchange Commission on June 4, 2008, file no. 333-151419)

3.2	By-Laws of Registrant (filed as Exhibit 3.2 to Registration Statement, filed with the Securities and Exchange Commission on June 4, 2008, file no. 333-151419)

4.1	Form of Stock Certificate (filed as Exhibit 4.1 to Registration Statement, filed with the Securities and Exchange Commission on June 4, 2008, file no. 333-151419)

5.1
Opinion of David Lubin & Associates, PLLC regarding the legality of the securities being registered (filed as Exhibit 5.1 to Registration Statement, filed with the Securities and Exchange Commission on June 4, 2008, file no. 333-151419)

10.1	Form of Regulation S Subscription Agreement (filed as Exhibit 10.1 to Registration Statement, filed with the Securities and Exchange Commission on June 4, 2008, file no. 333-151419)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FENARIO, INC.

Date: June 25, 2009	By:	/s/ Uziel Leibowitz
Name: Uziel Leibowitz
Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 25, 2009	By:	/s/ Uziel Leibowitz
Name: Uziel Leibowitz
Title: President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

Date: June 25, 2009	By:	/s/ Nathan Birnak
Name: Nathan Birnak
Title: Secretary and Director