Form 10-Q
period 2009-06-30
FENARIO INC
filed 2009-08-14
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 12, 2009, 9,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$340	$340

Total Current Assets	340	340

Total Assets	$340	$340

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Liabilities	$11,340	$1,170
Loans Payable	16,000	15,500

Total Current Liabilities	27,340	16,670

Total Liabilities	27,340	16,670

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.0001 par value; 500,000,000 shares authorized, 9,000,000 shares issued and outstanding at June 30, 2009 and March 31, 2009	900	900
Additional Paid-In Capital	39,600	39,600
Deficit Accumulated During the Development Stage	(67,500)	(56,830)

Total Stockholders’ Deficiency	(27,000)	(16,330)

Total Liabilities and Stockholders’ Deficiency	$340	$340

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Quarter Ended June 30, 2009	For the Quarter Ended June 30, 2008	For the Period May 11, 2007 (Inception) to June 30, 2009

Net Revenues	$—	$—	$—

Costs and Expenses:
Professional Fees	10,500	33,771	62,810
Other Expenses	—	613	4,350

Total Costs and Expenses	10,500	—	67,160

Loss from Operations	(10,500)	(34,384)	(67,160)

Other Income (Expense):
Interest Expense	(170)	—	(340)

Net Loss	$(10,670)	$(34,384)	$(67,500)

Basic and Diluted Loss Per Share	$(.00)	$.00

Weighted Average Common Shares Outstanding	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 11, 2007 (INCEPTION) TO JUNE 30, 2009

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage
	Common Stock
	Shares	Amount			Total

Balance, May 11, 2007	—	$—	$—	$—	$—

Common Stock Issued to Founder at $.0001 per share, May 2007	5,000,000	500	—	—	500

Common Stock Issued to Private Investors at $.01 Per Share, January 2008	4,000,000	400	39,600	—	40,000

Net Loss for the Period	—	—	—	(2,850)	(2,850)

Balance, March 31, 2008	9,000,000	900	39,600	(2,850)	37,650

Net Loss for the Year Ended March 31, 2009	—	—	—	(53,980)	(53,980)

Balance, March 31, 2009	9,000,000	900	39,600	(56,830)	(16,330)

Net Loss for the Quarter Ended June 30, 2009 (Unaudited)	—	—	—	(10,670)	(10,670)

Balance, June 30, 2009 (Unaudited)	9,000,000	$900	$39,600	$(67,500)	$(27,000)

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Quarter Ended June 30, 2009	For the Quarter Ended June 30, 2008	For the Period May 11, 2007 (Inception) to June 30, 2009

Cash Flows from Operating Activities:
Net Loss	$(10,670)	$(34,384)	$(67,500)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Deferred Offering Costs	—	7,500	—
Decrease in Accounts Payable and Accrued Liabilities	10,170	(2,000)	11,340

Net Cash Used in Operating Activities	(500)	(28,884)	(56,160)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds from Loans	500	—	16,000
Proceeds from Sale of Common Stock	—	—	40,500

Net Cash Provided by Financing Activities	500	—	56,500

Increase (Decrease) in Cash	—	(28,884)	340

Cash – Beginning of Period	340	32,150	—

Cash – End of Period	$340	$3,266	$340

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -         Organization and Basis of Presentation

Fenario, Inc. (“the Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company intended to focus on developing and licensing proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  The Company has since abandoned its business plan and is now seeking an operation with which to merge or acquire.  Accordingly, the company is now considered a blank check company.  There is no assurance, however, that the Company will achieve its objectives or goals.

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred net losses of $10,670 for the three months ended June 30, 2009, and a net loss of $67,500 for the period May 11, 2007 (inception) to June 30, 2009.  In addition, the Company had working capital and stockholders' deficiencies of $27,000 at June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 -         Loans Payable

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Fenario,” Company,” “we,” “our” or “us” refer to Fenario, Inc., unless the context otherwise indicates.

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

Plan of Operation

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

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Quarterly Report is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. The Company will have to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition.  The Company’s proposed business is sometimes referred to as a “blind pool” because any investors will entrust their investment  monies to the Company’s management before they have chance to analyze any ultimate use to which their money may be put.

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

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.  The Company may seek a one business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company.  In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.  The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than three hours per week)  to the business affairs of the  Company, until such time as an acquisition has been determined to be highly favorable.  In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects cash in the amount of $340. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred net losses of $10,670 for the three months ended June 30, 2009, and a net loss of $67,500 for the period May 11, 2007 (inception) to June 30, 2009.  In addition, the Company had working capital and stockholders' deficiencies of $27,000 at June 30, 2009.

We do not have sufficient resources to fund our expenses over the next twelve months.  In January 2008, we issued 4,000,000 shares of common stock to 40 investors at a purchase price of $.01 per share for gross proceeds of $40,000.  There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred net losses of $10,670 for the three months ended June 30, 2009, and a net loss of $67,500 for the period May 11, 2007 (inception) to June 30, 2009.  In addition, the Company had working capital and stockholders' deficiencies of $27,000 at June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the six months ended June 30, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Uziel Leibowitz, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certification of Uziel Leibowitz, the President, Chief Executive Officer, Treasurer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FENARIO, INC.

Dated: August 13, 2009	By:	/s/ Uziel Leibowitz
	Name:	Uziel Leibowitz
	Title:	President, Chief Executive Officer, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:	/s/ Nathan Birnak
Name:	Nathan Birnak
Title:	Secretary and Director