Form 10-Q
period 2009-09-30
FENARIO INC
filed 2009-10-27
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of October 22, 2009, 9,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	September 30, 2009	March 31, 2009
	(Unaudited)
Current Assets:
Cash	$340	$340

Total Current Assets	340	340

Total Assets	$340	$340

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:	$15,545	$1,170
Accrued Liabilities	17,330	15,500
Loans Payable

Total Current Liabilities	32,875	16,670

Total Liabilities	32,875	16,670

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 9,000,000 shares issued and outstanding
at September 30, 2009 and March 31, 2009	900	900
Additional Paid-In Capital	39,600	39,600
Deficit Accumulated During the Development Stage	(73,035)	(56,830)

Total Stockholders’ Deficiency	(32,535)	(16,330)

Total Liabilities and Stockholders’ Deficiency	$340	$340

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the		For the		For the Period
	Six Months Ended		Quarters Ended		May 11, 2007
	September 30,		September 30,		(Inception) To
	2009	2008	2009	2008	September 30, 2009

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	15,000	34,360	4,500	589	67,310
Other Expenses	830	2,290	830	1,677	5,180

Total Costs and Expenses	15,830	36,650	5,330	2,266	72,490

Loss from Operations	(15,830)	(36,650)	(5,330)	(2,266)	(72,490)

Other Income (Expense):
Interest Expense	(375)	-	(205)	-	(545)

Net Loss	$(16,205)	$(36,650)	$(5,535)	$(2,266)	$(73,035)

Basic and Diluted Loss Per Share	$0.00	$0.00	$(0.00)	$(0.00)

Weighted Average Common
Shares Outstanding	9,000,000	9,000,000	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 11, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

				Deficit Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, May 11, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founder
at $.0001 per share, May 2007	5,000,000	500	-	-	500

Common Stock Issued to Private Investors
at $.01 Per Share, January 2008	4,000,000	400	39,600	-	40,000

Net Loss for the Period	-	-	-	(2,850)	(2,850)

Balance, March 31, 2008	9,000,000	900	39,600	(2,850)	37,650

Net Loss for the Year Ended March 31, 2009	-	-	-	(53,980)	(53,980)

Balance, March 31, 2009	9,000,000	900	39,600	(56,830)	(16,330)

Net Loss for the Six Months Ended
September 30, 2009 (Unaudited)	-	-	-	(16,205)	(16,205)

Balance, September 30, 2009 (Unaudited)	9,000,000	$900	$39,600	$(73,035)	$(32,535)

The accompanying notes are an integral part of these financial statements.

FENARIO, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the		For the Period
	Six Months Ended		May 11, 2007
	September 30,		(Inception) to
	2009	2008	September 30, 2009
Cash Flows from Operating Activities:
Net Loss	$(16,205)	$(36,650)	$(73,035)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Deferred Offering Costs	-	7,500	-
Increase (Decrease) in Accounts Payable
and Accrued Liabilities	14,375	(1,500)	15,545

Net Cash Used in Operating Activities	(1,830)	(30,650)	(57,490)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings	1,830	-	17,330
Proceeds from Sale of Common Stock	-	-	40,500

Net Cash Provided by Financing Activities	1,830	-	57,830

Increase (Decrease) in Cash	-	(30,650)	340

Cash – Beginning of Period	340	32,150	-

Cash – End of Period	$340	$1,500	$340

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $16,205 for the six months ended September 30, 2009 and a net loss of $73,035 for the period May 11, 2007 (inception) to September 30, 2009.  In addition, the Company had working capital and stockholders' deficiencies of $32,535 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As part of the Company’s investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and takes other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

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

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

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

Results of Operations For the six months ended September 30, 2009 compared to the six months ended September 30, 2008

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on June 25, 2009, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the six (6) months ended September 30, 2009 and 2008.

Total operating expenses

During the six (6) months ended September 30, 2009 and 2008, total operating expenses were $15,830 and $36,650, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the six (6) months ended September 30, 2009 and 2008, the net loss was $16,205 and $36,650, respectively.

Liquidity and Capital Resources

As of March 31, 2009 and September 30, 2009, the Company had cash in the amount of $340 as of the end of each period. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company’s cash was provided by financing activities conducted in January 2008, whereby the Company issued 4,000,000 shares of common stock to 40 investors at a purchase price of $.01 per share for gross proceeds of $40,000

The Company had no revenues and incurred net losses of $16,205 for the six months ended September 30, 2009, and a net loss of $73,035 for the period May 11, 2007 (inception) to September 30, 2009. In addition, the Company had working capital and stockholders' deficiencies of $32,535 at September 30, 2009.

The Company has loans payable in the aggregate amount of $17,330, which are due on demand and bear interest at 5% per annum.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising capital.  We anticipate that we will need $2,000,000 for operations for the next 12 months. These anticipated expenditures are for acquisition of an operating entity manufacturing, research & development, marketing, sales channel development, general and administrative expenses and debt financing.

The Company will need to obtain additional capital in order to develop its business operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

The Company will need additional investments in order to commence its planned operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company may not be able to develop its planned business activities.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $16,205 for the six months ended September 30, 2009 and a net loss of $73,035 for the period May 11, 2007 (inception) to September 30, 2009.  In addition, the Company had working capital and stockholders' deficiencies of $32,535 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the six months ended September 30, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Uziel Leibowitz, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certification of Uziel Leibowitz, the President, Chief Executive Officer, Treasurer and Director(attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FENARIO, INC.

Dated: October 23, 2009	By: /s/ Uziel Leibowitz
Name: Uziel Leibowitz
Title: President, Chief Executive Officer
Treasurer and Director
(Principal Executive, Financial andAccounting Officer)

By: /s/ Nathan Birnak
Name: Nathan Birnak
Title: Secretary and Director