Form 10-Q
period 2009-12-31
Ranger Gold Corp.
filed 2010-02-11
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended December 31, 2009
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission file number 333-151419

RANGER GOLD CORP.
(Exact name of registrant as specified in its charter)

2533 N. Carson St., Suite 5018
Carson City, Nevada 89706
(Address of principal executive offices) (Zip Code)

(775) 888-3133
(Registrant's telephone number, including area code)

_____________________Fenario, Inc.______________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,550,000 shares of common stock, $0.001 par value, issued and outstanding as of February 9, 2010.

Item 1.  Financial Statements.
RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration State Company)
BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
	2009	2009
ASSETS:
Current Assets:
Cash	$-	$340

Total Current Assets	-	340

Total Assets	$-	$340

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$39,376	$1,170
Loan Payable (Note 2)	-	15,500
Promissory Note Payable (Note 3)	20,000	-

Total Current Assets	59,376	16,670

Stockholders' Equity:
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at December 31, 2009 and March 31, 2009	-	-
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
45,000,000 shares issued at
December 31, 2009 and March 31, 2009	4,500	4,500
Paid-In Capital	72,035	36,000
Deficit Accumulated Since Inception of the Development Stage	(135,911)	(56,830)

Total Stockholders' (Deficit) Equity	(59,376)	(16,330)

Total Liabilities and Stockholders' Equity	$-	$340

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration State Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		May 11, 2007
	Ended		Ended		(Inception) to
	December 31,		December 31,		December 31
	2009	2008	2009	2008	2009
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-

Gross Margin	-	-	-	-	-

Expenses:
Mineral Property Acquisition and Exploration Expenditures	43,512	-	43,512	-	43,512
General and Administrative	19,364	4,260	35,194	40,910	91,854

Net Loss from Operations	(62,876)	(4,260)	(78,706)	(40,910)	(135,366)
Interest Expense	-	-	(375)	-	(545)

Net Loss	$(62,876)	$(4,260)	$(79,081)	$(40,910)	$(135,911)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	45,000,000	45,000,000	45,000,000	45,000,000

(1)	Share amounts have been adjusted to reflect the 5:1 forward stock split completed January 21, 2009.

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration State Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
	For the Nine Months Ended		(Inception) to
	December 31,		December 31
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(79,081)	$(40,910)	$(135,911)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Promissory Note Issued for Mineral Property Option
Payment (Note 3)	20,000	-	20,000
Change in Operating Assets and Liabilities:
Decrease in Deferred Offering Costs	-	7,500	-
Increase (Decrease) in Accounts Payable	56,911	(1,500)	58,081
Net Cash Used in Operating Activities	(2,170)	(34,910)	(57,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	-	-	40,500
Net Proceeds from Loan Payable (Note 2)	1,830	3,000	17,330
Net Cash Provided by Financing Activities	1,830	3,000	57,830

Net (Decrease) Increase in Cash and Cash Equivalents	(340)	(31,910)	-
Cash and Cash Equivalents at Beginning of Period	340	32,150	-
Cash and Cash Equivalents at End of Period	$-	$240	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder (Note 2)	$17,330	$-	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$18,705	$-	$18,705

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Ranger Gold Corp. (formerly Fenario, Inc.) (An Exploration State Company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

Ranger Gold Corp. (formerly Fenario, Inc.) (“the Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada.  The Company’s business at that time was the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  On October 28, 2009 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 5,000,000 shares of common stock of the Company to Gurpartap (Gary) Singh Basrai.

Effective as of October 28, 2009, in connection with the share acquisition, Mr. Basrai was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On November 9, 2009, Mr. Basrai, as the holder of 5,000,000 (representing 55.5%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Fenario, Inc.” to “Ranger Gold Corp.”  In connection with the change of the Company’s name to Ranger Gold Corp. the Company’s business was changed to mineral resource exploration.  The change in name and business received its final approval by the regulatory authorities on January 7, 2010.

Nature of Operations

The Company has no products or services as of December 31, 2009.  The Company was established to operate in the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  However, the Company was not able to proceed in the intended business and on October 28, 2009 a change of control of the Company took place.  Subsequent to the change of control the Company became a mineral resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2009.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2009 has been omitted.  The results of operations for the three and nine-month periods ended December 31, 2009 are not necessary indicative of results for the entire year ending March 31, 2010.

RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $135,911 for the period from May 11, 2007 (inception) to December 31, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  In January 2010 the Company completed a financing for total proceeds of $82,500.  However, management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Operations.  Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

RANGER GOLD CORP.
(formerly Fensario, Inc.)
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration and Development Costs

On May 11, 2007, the Company was formed and until October 2009 conducted only minimal administrative activities.  The Company has been in the exploration state since that time and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs and payments related to the acquisition of the mineral rights are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

NOTE 2 - LOAN PAYABLE

The loan payable was due on demand and bore interest at 5% per annum.  Upon the acquisition of control by Mr. Basrai on October 28, 2009 the loan and accrued interest in the total amount of $17,330 was forgiven by the lender.

NOTE 3 – PROMISSORY NOTE PAYABLE

On November 27, 2009 as part of its acquisition of the CX Property (Note 4) the Company issued a 90-day non-interest bearing promissory note that is due on February 25, 2010.  The promissory note was issued in lieu of the initial $20,000 cash payment due upon the execution of the CX Property Option Agreement.

NOTE 4 – MINERAL EXPLORATION PROPERTY

On November 27, 2009 the Company executed a property option agreement (the “Agreement”) with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 72 unpatented claims (the ‘Property”).  Annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

	Property	Work
	Payments	Expenditures
Upon Execution of the Agreement	$-	$-
By February 25, 2010	20,000	-
By February 25, 2011	20,000	50,000
By February 25, 2012	20,000	150,000
By February 25, 2013	30,000	200,000
By February 25, 2014	40,000	350,000
By February 25, 2015	50,000	200,000
By February 25, 2016	50,000	200,000
By February 25, 2017	50,000	200,000
By February 25, 2018	50,000	200,000
By February 25, 2019	50,000	200,000
By February 25, 2020	100,000	750,000
	$480,000	$2,500,000

RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 – MINERAL EXPLORATION PROPERTY (Continued)

Upon execution of the Agreement MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  The settlement date of the note is February 25, 2010.  At that time the Company will pay MinQuest $20,000 and reimburse MinQuest for one year of the Property’s annual holdings costs in the amount of $23,512.

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property.  If we fail to make any payment when due, the Agreement gives us a 60-day grace period to pay the amount of the deficiency.  MinQuest retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

The Company may use MinQuest for its mineral exploration expertise on the Property. Furthermore, both the Company and MinQuest have the right to assign, sell, mortgage or pledge their rights in each respective Agreement or on each respective Property. In addition, any mineral interests staked, located, granted or acquired by either the Company or MinQuest which are located within a 1 mile radius of the Property will be included in the option granted to the Company.

The Agreement will terminate if the Company fails to comply with any of its obligations in the Agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The Company also has the right to terminate the Agreement by giving notice to MinQuest.

NOTE 5 - EXPLORATION STATE COMPANY - GOING CONCERN

The Company has not begun principal operations and as is common with a company in the exploration state, the Company has had recurring losses.  Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 6 – SUBSEQUENT EVENTS

On November 9, 2009 the Company received a written consent in lieu of a meeting of stockholders (the “Written Consent”) from the holder of 5,000,000 (representing 55.5%) of the issued and outstanding shares of our common stock.  The Written Consent adopted the resolution to change the Company’s name to Ranger Gold Corp.  In connection with the name change the Written Consent also adopted a resolution to split the Company’s common stock.  The Board of Directors subsequently approved a 5:1 forward stock split.  The record and payment dates of the forward split were January 15 and January 21, 2010 respectively.   All of the common shares issued and outstanding on January 15, 2010 were split.   All references to share and per share amounts have been restated in these financial statements to reflect the split.

RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration State Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – SUBSEQUENT EVENTS (Continued)

On January 25, 2010 the Company completed a private placement issuing 550,000 units at $0.15 per unit for total proceeds of $82,500.  The units were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  Each unit consists of one common share of the Company and two non-transferable share purchase warrants, designated Class A and Class B.  The Class A warrants are exercisable at a price of $0.25 per share and the Class B warrants are exercisable at a price of $0.50 per share.  The Class A warrants are exercisable commencing January 25, 2011 and the Class B warrants are exercisable commencing January 25, 2012.  Both the Class A and Class B warrants expire on January 25, 2015.

On February 3, 2010 the Company adopted its 2010 Stock Option Plan (“the 2010 Plan”).  The 2010 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2010 Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Option Committee, a committee designated to administer the 2010 Plan by the Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.  No stock options have been granted under the 2010 Plan.

NOTE 7 – COMPARATIVE BALANCES

Certain comparative balances have been restated to conform to the current presentation.

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Ranger Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended March 31, 2009 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

Ranger Gold Corp. (formerly Fenario, Inc.)(the Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada.  The Company’s business at that time was the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  On October 28, 2009, Uziel Leibowitz, the Company’s principal shareholder, entered into a Stock Purchase Agreement which provided for the sale of 5,000,000 shares of common stock of the Company to Gurpartap (Gary) Singh Basrai.   Effective as of October 28, 2009, in connection with the share acquisition Mr. Basrai was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.  Mr. Basrai was also appointed as a Director of the Company, which appointment became effective on November 27, 2009 at which time Mr. Leibowitz resigned as a Director of the Company.  Also on October 28, 2009, Uziel Leibowitz resigned from his positions as the President, Chief Executive Officer, and Chairman, and Nathan Birnak resigned from his positions as Secretary and Director.

Effective as of November 6, 2009 the Board of Directors of the Company elected Paul Strobel a Director of the Company.

On November 9, 2009, Mr. Basrai, as the holder of 5,000,000 (representing 55.5%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Fenario, Inc.” to “Ranger Gold Corp.”  In connection with the change of the Company’s name to Ranger Gold Corp. the Company’s business was changed to mineral resource exploration.  The change in name and business received its final approval by the regulatory authorities on January 7, 2010.  Included in the written consent was a resolution to affect a forward stock split.  The Board of Directors subsequently approved a 5:1 forward stock split.  The record and payment dates of the forward split were January 15 and January 21, 2010 respectively.   All of the common shares issued and outstanding on January 15, 2010 were split.

On November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 72 unpatented claims.

On January 25, 2010 the Company completed a private placement issuing 550,000 units at $0.15 per unit for total proceeds of $82,500.  The units were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  Each unit consists of one common share of the Company and two non-transferable share purchase warrants, designated Class A and Class B.  The Class A warrants are exercisable at a price of $0.25 per share and the Class B warrants are exercisable at a price of $0.50 per share.  The Class A warrants are exercisable commencing January 25, 2011 and the Class B warrants are exercisable commencing January 25, 2012.  Both the Class A and Class B warrants expire on January 25, 2015.

On February 3, 2010 the Company adopted its 2010 Stock Option Plan (“the 2010 Plan”).  The 2010 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2010 Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Option Committee, a committee designated to administer the 2010 Plan by the Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.  No stock options have been granted under the 2010 Plan.

Financing over the next twelve months

Over the next twelve months, the Company intends to explore various properties to determine whether they contain commercially exploitable reserves of gold and silver or other metals.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the tools needed for the exploratory work being conducted.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Overview

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. Our primary focus in the natural resource sector is gold. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. We therefore anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have in Nevada contain commercially exploitable reserves.  Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   To date we have one property under option. We have not yet conducted exploration on the property but we intend to initiate exploration including mapping, sampling, surveying and drilling. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

In the following discussion, there are references to “unpatented” mining claims. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If you purchase an unpatented mining claim that is later declared invalid by the U.S. government, you could be evicted.

Exploration Programs

CX Property Option Agreement

Pursuant to the Property Option Agreement, dated as of November 27, 2009, with MinQuest, Inc. (“MinQuest”), a Nevada corporation, we have the option to earn a 100% interest in the CX Property located in Nye County, Nevada, approximately, 80 km north of Tonopah.  The CX Property consists of 72 unpatented mining claims.  Annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

	Property	Work
	Payments	Expenditures
Upon Execution of the Agreement	$-	$-
By February 25, 2010	20,000	-
By February 25, 2011	20,000	50,000
By February 25, 2012	20,000	150,000
By February 25, 2013	30,000	200,000
By February 25, 2014	40,000	350,000
By February 25, 2015	50,000	200,000
By February 25, 2016	50,000	200,000
By February 25, 2017	50,000	200,000
By February 25, 2018	50,000	200,000
By February 25, 2019	50,000	200,000
By February 25, 2020	100,000	750,000
	$480,000	$2,500,000

Upon execution of the Agreement MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  The settlement date of the note is February 25, 2010.  At that time the Company will pay MinQuest $20,000 and reimburse MinQuest for one year of the Property’s annual holdings costs in the amount of $23,512.

Regionally, the CX Property lies within a clustered group of calderas considered part of the Jefferson Mountain Caldera system.  The project area is underlain by a Middle Tertiary (22-26Ma) caldera complex consisting of felsic ash-flow tuffs, tuffaceous sediments, and intrusions. The property lies along the margin of one of several nested calderast. Widespread alteration and mineralization coincides with a district-scale, northeast-trending structural zone coinciding with a caldera margin.  The CX Property is a volcanic-hosted, low-sulfidation, silver-gold, and epithermal system extending for more than 5.5 km along a northeast-trending structural zone defined by alteration, veining, gold-silver mineralization, faulting, and intrusions. Mineralization occurs in quartz-vein stockworks and breccias within sericitized, argillized and silicified volcanic rocks.  Arsenic, molybdenum, mercury, thallium, and antimony are strongly elevated with gold and silver.  Base-metal contents are low throughout the area. Strongly sericitized, alkali rhyolite stocks with quartz veinlets containing gold-silver-moly mineralization are the likely source of mineralization.

Between 1970 and 1990, approximately 100 holes were drilled on the CX Property.  Over 70 of these holes tested the main resource area while the rest tested the three remaining targets. Drill testing has been relatively shallow, with only 8 holes known to be deeper than 800 feet (240m) all located within the target area.  Since 1989 work on the project has been limited to geologic mapping, rock chip sampling, geophysical surveys and reinterpretation of targets.  Fieldwork by various groups identified mineralization with variable Ag:Au ratios.  The rock-chip sampling confirmed the presence of gold mineralization with a low Ag:Au ratio peripheral to the known resource area.

A 3-dimensional drill model of the resource was reportedly completed by Bullion River Gold in 2004.  The model suggests that gold-silver mineralization remains open along strike and at depth of the target area.

Results of Operations

We did not earn any revenues during the three or nine-months ended December 31, 2009 or 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the nine months ended December 31, 2009 we had a net loss of $79,081 compared to $40,910 in the corresponding period in 2008.  The increase in the net loss was largely due to the acquisition of the CX Property.  On November 27, 2009 the Company entered into a property option agreement with MinQuest Inc. (MinQuest’) for the CX Property.  The Company recognized the $20,000 property option payment due upon the execution of the CX Property Agreement and the related $23,512 in annual claims and filing fees.  The Company issued a non-interest bearing promissory note to Minquest that is due February 25, 2009.  At that time the Company will pay Minquest a total of $43,512 for the option payment and the annual property holding costs.  The Company did not have any mineral property acquisition and exploration expenditures in 2008 as at that time the Company had not yet become a mineral exploration business.  General and administrative expenses decreased to $35,194 in the nine-months ended December 31, 2009 from $40,910 in the same period in 2008.

For the three months ended December 31, 2009 we had a net loss of $62,876 compared to $4,260 in the corresponding period in 2008.  The increase in the net loss was largely due to the acquisition of the CX Property and related claim and filing fees that took place in the third quarter of 2009.  The Company did not have any mineral property acquisition and exploration expenditures in 2008 as at that time the Company had not yet become a mineral exploration business.  General and administrative expenses increased to $19,364 in the three-months ended December 31, 2009 from $4,260 in the same period in 2008.  The increase was due to a higher administrative expenses associated with setting up a new office and various regulatory expenses related to the Company’s name change, stock split, and management changes.

Liquidity and Capital Resources

We did not have any cash as of December 31, 2009. We anticipate that we will incur the following expenses over the next twelve months:

•	$90,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s properties;

•	$10,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended December 31, 2009 was $2,170 compared to $34,910 during the nine months ended December 31, 2008.  Although the net loss in 2009 was $79,081 compared to $40,910 in 2008, the decrease in cash used in operating activities in the current period was largely a result of an increase in accounts payable of $56,911 compared to an outflow from accounts payable of $1,500 in 2008.  In addition, the Company issued a $20,000 non-interest bearing promissory note upon the signing of the CX Property Option Agreement.  The issuance of the promissory note was a non-cash item.  Cash received from financing activities was $1,830 in 2009 compared to $3,000 in 2008.  During 2009 the Company received $1,830 from its note payable while in the previous nine months a total of $3,000 was received.  The note balance of $17,330 was forgiven upon the reorganization of the Company.  There were no investing activities for either of the nine months ended December 31, 2009 or 2008.

On January 25, 2010 the Company completed a private placement issuing 550,000 units at $0.15 per unit for total proceeds of $82,500.  The units were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  Each unit consists of one common share of the Company and two non-transferable share purchase warrants, designated Class A and Class B.  The Class A warrants are exercisable at a price of $0.25 per share and the Class B warrants are exercisable at a price of $0.50 per share.  The Class A warrants are exercisable commencing January 25, 2011 and the Class B warrants are exercisable commencing January 25, 2012.  Both the Class A and Class B warrants expire on January 25, 2015.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $135,911 for the period from May 11, 2007 (inception) to December 31, 2009, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the March 31, 2009 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and  Exchange  Commission. Our Chief Executive Officer and  Chief  Financial Officer have reviewed the effectiveness  of  our "disclosure controls  and  procedures"  (as  defined   in   the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and  have  concluded  that our disclosure controls and procedures are effective to ensure that material  information  relating  to  the  Company  is  recorded, processed,  summarized, and reported in a  timely  manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a vote of Security Holders.

None.

Item 5. Other information.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

Item 6. Exhibits.

Exhibit 31.1 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   February 9, 2010

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)