Form 10-K
period 2010-03-31
Ranger Gold Corp.
filed 2010-06-29
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

Commission file number: 333-151419

RANGER GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	74-3206736
(State of incorporation)	(I.R.S. Employer Identification No.)

2533 N. Carson Street, Suite 5018
Carson City, Nevada, 89706
(Address of principal executive offices)

(775) 888-3133
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                                    Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as September 30, 2009 was approximately $600,000.

The number of shares of the issuer’s common stock issued and outstanding as of June 24, 2010 was 46,020,000 shares.

Documents Incorporated By Reference:  None

Glossary of Mining Terms

Adit(s), Historic working driven horizontally, or nearly so into a hillside to explore for and exploit ore.

Adularia. A potassium-rich alteration mineral – a form of orthoclase.

Ag. Elemental symbol for silver.

Air track holes. Drill hole constructed with a small portable drill rig using an air-driven hammer.

Au. Elemental symbol for gold.

Core holes. A hole in the ground that is left after the process where a hollow drill bit with diamond chip teeth is used to drill into the ground. The center of the hollow drill fills with the core of the rock that is being drilled into, and when the drill is extracted, a hole is left in the ground.

Felsic Tertiary Volcanic Rocks. Quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago.

Geochemical sampling. Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. For example, arsenic may indicate the presence of gold.

Geologic mapping. Producing a plan and sectional map of the rock types, structure and alteration of a property.

Geophysical survey. Electrical, magnetic, gravity and other means used to detect features, which may be associated with mineral deposits

Leaching. Leaching is a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from ore, and then the liquid is collected and the metals extracted from it.

Level(s), Main underground passage driven along a level course to afford access to stopes or workings and provide ventilation and a haulageway for removal of ore.

Magnetic lows. An occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver.

Plug. A vertical pipe-like body of magma representing a volcanic vent similar to a dome.

Quartz Monzonite. A medium to coarse crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase.

Quartz Stockworks. A multi-directional system of quartz veinlets.

RC holes. Short form for Reverse Circulation Drill holes. These are holes left after the process of Reverse Circulation Drilling.

Resource. An estimate of the total tons and grade of a mineral deposit defined by surface sampling, drilling and occasionally underground sampling of historic diggings when available.

Reverse circulation drilling. A less expensive form of drilling than coring that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not give as much information about the underlying rocks.

Scoping Study. A detailed study of the various possible methods to mine a deposit.

Sedimentation. The process of deposition of a solid material from a state of suspension or solution in a fluid (usually air or water).

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks

Stope(s), An excavation from which ore has been removed from sub-vertical openings above or below levels.

Tertiary. That portion of geologic time that includes abundant volcanism in the western U.S.

Trenching. A cost effective way of examining the structure and nature of mineral ores beneath gravel cover. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling.

Tuffaceous. Pertaining to sediments which contain up to 50% tuff.

Volcanic center. Origin of major volcanic activity

Volcanoclastic. Coarse, unsorted sedimentary rock formed from erosion of volcanic debris.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Ranger Gold Corp. (the “Company”, “Ranger”, or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

PART I
Item 1.                      Description of Business.

We are engaged in natural resource exploration and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Currently we are in the exploration state and are undertaking two exploration programs in Nevada.

History

Ranger Gold Corp. (formerly Fenario, Inc.) (the “Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada.  The Company’s business at that time was the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  Due to the state of the economy, the Company did not conduct any significant operations other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. The Company has since abandoned its original business plan and has entered the mineral exploration industry.

On May 11, 2007, we issued an aggregate of 25,000,000 shares of our common stock to Uziel Leibowitz, our former President, Chief Executive Officer, Chairman, and Director.  The shares were issued in consideration for the payment of $500.

In January 2008, we issued 20,000,000 shares of common stock to 40 investors at a purchase price of $.002 per share for gross proceeds of $40,000, in a private placement relying on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act.  Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the shares and the date of the execution and delivery of the subscription agreement for such shares, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

On June 20, 2008, the Company commenced an offering of up to 15,000,000 shares of common stock, $0.01 per share, pursuant to the prospectus contained in the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 4, 2008, and declared effective on June 19, 2008 (file number 333-151419).  On July 23, 2008, the Company closed the offering prior to the offering termination date because it had not been successful at selling any shares in the offering as of said date.

On October 28, 2009 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 25,000,000 shares of common stock of the Company to Gary Basrai.  Effective as of October 28, 2009, in connection with the share acquisition, Mr. Basrai was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On November 6, 2009 Paul Strobel was elected to the Board of Directors of the Company.

On November 9, 2009, Mr. Basrai, as the holder of 25,000,000 (at that time representing 55.5%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders (the “Written Consent”) authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Fenario, Inc.” to “Ranger Gold Corp.”  In connection with the change of the Company’s name to Ranger Gold Corp. the Company’s business was changed to mineral resource exploration.  The change in name and business received its final approval by the regulatory authorities on January 7, 2010.

Also on November 9, 2009 as part of the Written Consent and in relation to the Company’s name and business change, the Written Consent adopted a resolution to implement a forward stock split the Company’s issued and outstanding shares of common stock.  The Board of Directors subsequently approved a 5:1 forward stock split which became effective on January 21, 2010 and was payable to all shareholders of record as of January 15, 2010, the record date.  All references to share and per share amounts have been restated in this 10-K and related financial statements to reflect the forward stock split.

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

On February 3, 2010 the Company adopted its 2010 Stock Option Plan (the “2010 Plan”).  The 2010 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.

On March 10, 2010 the Company closed a private placement of 70,000 common shares at $0.15 per share for a total offering price of $10,500.  The shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On March 16, 2010 Shelby Cave was elected to the Board of Directors of the Company.

On March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 52 unpatented claims.

On April 20, 2010, the Company completed a private placement of 400,000 common shares at $1.25 per share for a total offering price of $500,000. The shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Business Operations

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. We are an exploration state company. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. Therefore, we anticipate selling or partnering any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling or partnering a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have optioned in Nevada contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have two properties under option, and are in the early stages of exploring these properties. There has been no indication as yet that any commercially viable mineral deposits exist on these properties, and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Financing

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

On March 10, 2010 the Company closed a private placement of 70,000 common shares at $0.15 per share for a total offering price of $10,500 and on April 20, 2010, the Company completed a private placement of 400,000 common shares at $1.25 per share for a total offering price of $500,000.

The shares or units from these financings were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

With the funds currently held by the Company, we are adequately funded for all work programs and option commitments for the next 12 months. If we were to develop any of our properties beyond the exploration activities currently being undertaken by the Company, we would need to raise further funding.  If additional funding is required, management plans to seek the additional capital through private placements and public offerings of its common stock but there can be no assurances that management would be successful in its attempt to raise the additional funds.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Government Regulation

The federal government and various state and local governments have adopted laws and regulations regarding the protection of natural resources, human health and the environment. We will be required to conduct all exploration activities in accordance with all applicable laws and regulations. These may include requiring working permits for any exploration work that results in physical disturbances to the land and locating claims, posting claims and reporting work performed on the mineral claims. The laws and regulations may tell us how and where we can explore for natural resources, as well as environmental matters relating to exploration and development. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Other than the normal bonding requirements, there are no costs to us at the present time in connection with compliance with environmental laws. However, since we do anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our sole officer and three directors provide planning and organizational services for us on a part-time basis.

Subsidiaries

We do not have any subsidiaries and we are not part of a group.

Item 1A.                      Risk Factors

Factors that May Affect Future Results

1. We will require additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. While we have sufficient cash on hand to fund our operating needs to March 31, 2011, we will need to raise additional funds in the future through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Arizona and Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

2. If we do not complete the required option payments and capital expenditure requirements mandated in our respective agreements with MinQuest, Inc. (“MinQuest”) we will lose our interest in that respective property and our business may fail.

If we do not make all of the property payments to MinQuest or incur the required expenditures in accordance with the respective property option agreements we will lose our option to acquire the respective property for which we have not made the payments and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the properties.

3. Because of our reliance on MinQuest our operations would be severely impacted should our relationship with MinQuest be terminated for any reason.

Both of our properties have been acquired from MinQuest.  In addition, to date all of our exploration activity on these properties has been undertaken by MinQuest.  As a result, MinQuest has significant knowledge about our properties and it would be very difficult for us to replace MinQuest should our relationship with them be terminated for any reason.  To date, there have not been any conflicts between the Company and MinQuest.

4. Because our Officer and Directors serve as Officers and Directors of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

All of our Directors and Officers work for other mining and mineral exploration companies.  Due to time demands placed on our Directors and Officers, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. The Officers and Directors’ full-time employment with other entities limits the amount of time they can dedicate to us as a director or officer. Also, our Directors and Officers may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties. To mitigate these risks, we work with several geologists in order to ensure that we are not overly reliant on any one of our Directors to provide us with geological services.  However, we cannot be certain that a conflict of interest will not arise in the future.  To date, there have not been any conflicts of interest between any of our Directors or Officers and the Company.

5. Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have in Arizona and Nevada contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

6. Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business

We are in the initial stages of exploration of our mineral claims and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. To date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

7. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

In addition, the search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

8. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

9. Because access to our mineral claims may be restricted by inclement weather we may be delayed in our exploration

Access to our mineral properties may be restricted through some of the year due to weather in the local area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

10. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Mr. Basrai, our sole officer, owns and operates several businesses.  As a result of his duties and responsibilities with the other businesses Mr. Basrai provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Basrai will not be spending all of his time working for the Company. Mr. Basrai will expend enough time to oversee the work programs that have been approved by the Company.  Later, if the demands of our business require additional time from Mr. Basrai, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Basrai to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Basrai’s other interests increase. Competing demands on Mr. Basrai’s time may lead to a divergence between his interests and the interests of our shareholders.

Risks Related To Legal Uncertainty and Regulations

11. As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration programs

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws of the United States and Nevada as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration programs.

12.
Our auditors’ opinion on our March 31, 2010 and 2009 financial statements includes an explanatory paragraph in respect of there being substantial doubt about our ability to continue as a going concern.

We have incurred net losses of $244,733 from May 11, 2007 (inception) to March 31, 2010.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  We anticipate generating losses for at least the next 12 months.  Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern.  We will need to obtain additional funds in the future.  Our plans to deal with this cash requirement include loans from existing shareholders, raising additional capital from the public or private sale of equity or entering into a strategic arrangement with a third party.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in our company.

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Description of Properties.

We do not lease or own any real property. We currently maintain our corporate office on a one-year lease basis at 2533 N. Carson Street, Carson City, Suite 5018, Carson City, Nevada, 89706.  Management believes that our office space is suitable for our current needs.

In the following discussion relating to our interests in real property, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If one purchases an unpatented mining claim that is later declared invalid by the U.S. government, one could be evicted.

119°32.000' W
119°04.000' W
118°36.000' W
118°08.000' W
117°40.000' W
117°12.000' W
116°44.000' W
116°16.000' W
115°48.000' W
WGS84 114°56.000' W
39°49.000' N
39°29.000' N
39°09.000' N
38°49.000' N
38°29.000' N
38°09.000' N
37°49.000' N
37°30.000' N
N E V A D A
CX Project
Truman Project
Sutcliffe
Nixon
Pah Rah Ra.
Juniper Pk.
Wadsworth
Fernley
Sparks
Hazen
Fallon
Lahontan Dam
Silver Springs
Lahontan Res.
Carson Lake
Carson Sink
Humboldt Lake
Humboldt Salt Marsh
Stillwater Range
Clan Alpine Mts.
Healy Peak
Job Peak
Virginia City
Gold Hill
Dayton
Silver City
Carson City
Stewart
Lake Tahoe
Wabuska
Walker
Genoa
Minden
Gardnerville
Mt. Como
Weed Heights
Yerington
Mason
Mt. Siegal
Schurz
Stateline
Smith
Wellington
Woodfords
Markleeville
Topaz L.
Ebbetts Pass
Coleville
Walker
Sweetwater Summit
Mt. Patterson
Sonora Pk.
Devils Gate
Sonora Pass
Leavitt Pk.
Bridgeport
Eagle Peak
Matterhorn Peak
Mono Lake
Mt. Conness
Tioga Pass
Lee Vining
Mt. Dana
Mono Craters
Tuolumne Meadows
YOSEMITE NATIONAL PARK
Hetch Hetchy Res.
Yosemite Village
Mt. Lyell
Yosemite Valley
Ritter Mt.
Merced Peak
June Lake
Mammoth Lakes
DEVILS POSTPILE NAT. MON.
L. Crowley
Bloody Mt.
Toms Place
Mt. Morgan
Rovana
Wawona
Fish Camp
Midpines
Mariposa
Portal
Wassuk Range
Walker Lake
Mt. Grant
Babbitt
Hawthorne
Corey Peak
Lucky Boy Pass
Gillis Ra.
Gabbs Valley Ra.
Mt. Ferguson
Gabbs Valley
Gabbs
Luning
Mina
Pilot Peak
Excelsior Mts.
Columbus Salt Marsh
Coaldale
Basalt
Mount Montgomery
Montgomery Pass
Boundary Peak
Benton
Glass Mt.
White Mountain
White Mt. Peak
Dyer
Silver Peak
Piper Peak
Montezuma Peak
Goldfield
Frenchman
Desatoya Mts.
Railroad Pass
North Shoshone Peak
South Shoshone Peak
Ione
Shoshone Mts.
Arc Dome
Round Mountain
Toiyabe Range
Big Smoky Valley
Toquima Range
Mt. Jefferson
Bald Mt.
Manhattan
San Antonio Mts.
Tonopah
Bunker Hill
Austin
Mt. Callaghan
Simpson Park Mts.
Antelope Peak
Summit Mountain
Antelope Ra.
Ninemile Peak
Wildcat Peak
Monitor Peak
Monitor Range
Morey Peak
Hot Creek Range
Warm Springs
Kawich Peak
Kawich Range
Cactus Flat
Cactus Ra.
Reveille Peak
Mt. Helen
Quartzite Mt.
Belted Range
Magruder Mt.
Roberts Creek Mt.
Mahogany Hills
Eureka
Diamond Valley
Diamond Mts.
Newark Lake
Butte Mts.
Overland Pass
Mount Hamilton
White Pine Range
Pancake Range
Duckwater
Currant Mt.
Currant
Lunar Crater
Grant Range
Timber Mt.
Troy Peak
Worthington Peak
Seaman Range
Bald Mt.
Pahranagat
Hiko
Pahrock Range
Egan Range
Lund
Alamo
0 10 20 30 40 50 60 miles
0 25 50 75 100 km
TN MN 14°

Printed from TOPO! ©2001 National Geographic Holdings (www.topo.com)

Map of our CX and Truman Properties located in Nevada.

CX Property

Acquisition of Interest

Pursuant to a Property Option Agreement, dated as of November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 72 unpatented claims (the ‘CX”).  Annual option payments and minimum annual exploration expenditures are as noted below:

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

Upon execution of the CX agreement, MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  On February 25, 2010 the Company paid the $20,000 balance of the note as well as reimbursed MinQuest for CX’s holding and related property costs in the amount of $23,512.

Description and Location of the CX Property

The CX Property is located in Nye County, Nevada, 80 km north of Tonopah and currently consists of 72 unpatented claims.

Exploration History of the CX Property

Between 1970 and 1989, approximately 100 holes were drilled on the CX Property.  Over 70 of these holes tested the main resource area while the rest tested the three remaining targets. Drill testing has been relatively shallow, with only 8 holes known to be deeper than 800 feet (240m) all located within the resource area.

Since 1989 work on the project has been limited to geologic mapping, rock chip sampling, geophysical surveys and reinterpretation of targets.  Fieldwork by various groups identified mineralization with variable Ag:Au ratios.  The rock-chip sampling confirmed the presence of gold mineralization with a low Ag:Au ratio peripheral to the known resource area.  Previous limited shallow drilling in these two areas intersected gold mineralization.  This Au-rich facies contains higher arsenic, antimony and mercury suggesting a separate gold mineralizing event.

A 3-dimensional drill model of the resource was reportedly completed by Bullion River Gold in 2004.  The model suggests that gold-silver mineralization remains open along strike and at depth of the resource area.

Geology of the CX Property

The CX lies within a clustered group of calderas considered part of the Jefferson Mountain Caldera system.  The project area is underlain by a Middle Tertiary (22-26Ma) caldera complex consisting of felsic ash-flow tuffs, tuffaceous sediments, and intrusions. The property lies along the margin of one of several nested calderas. Widespread alteration and mineralization coincides with a district-scale, northeast-trending structural zone coinciding with a caldera margin.

The CX is a volcanic-hosted, low-sulfidation, silver-gold, and epithermal system extending for more than 5.5 km along a northeast-trending structural zone defined by alteration, veining, gold-silver mineralization, faulting, and intrusions. Mineralization occurs in quartz-vein stockworks and breccias within sericitized, argillized and silicified volcanic rocks. Arsenic, molybdenum, mercury, thallium, and antimony are strongly elevated with gold and silver.  Base-metal contents are low throughout the area. Strongly sericitized, alkali rhyolite stocks with quartz veinlets containing gold-silver-molybdenum mineralization are the likely source of mineralization.

Current State of Exploration

The CX claims presently do not have any mineral resources or reserves. The company has reviewed the results of the historic drilling and sampling.  There is no mining plant or equipment located within the property boundaries. Currently, there is no power supply to the mineral claims. Our planned program includes compilation of all activities to the present with a follow-up reverse circulation drill program.  However, this program is exploratory in nature and no minable reserves may ever be found.

Geological Exploration Program

In April 2010 our Board of Directors approved a $150,000 exploration program that will include 3,000 feet of reverse circulation drilling.  Previous exploration mainly focused on a small core area where numerous drill holes were concentrated.  The core area occurs near the center of the claim block.  The outlying targets were tested with wide spaced, shallow drill holes.  Some of the targets had two episodes of drilling, both confirming the existence of significant gold and silver mineralization over substantial widths.  These outlying targets were poorly understood, but remain attractive targets.  Subsequent drilling added to the understanding of the model through detailed mapping, sampling and a geophysical survey.  However, the program was prematurely truncated due to budget cuts.  The various targets were further defined, but never tested by drilling.

Ranger has collected all of the data from the previous programs and intends to confirm the validity of the targets, prioritize the best two and test them with a drill program.

Truman Property

Acquisition of Interest

Pursuant to a Property Option Agreement dated March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 52 unpatented claims (the “Truman”).  Annual option payments and minimum annual exploration expenditures are as noted below:

	Property	Work
	Payments	Expenditures
Upon Execution of the Agreement	$10,000	$-
By March 29, 2011	10,000	50,000
By March 29, 2012	20,000	150,000
By March 29, 2013	30,000	200,000
By March 29, 2014	40,000	350,000
By March 29, 2015	50,000	200,000
By March 29, 2016	50,000	200,000
By March 29, 2017	50,000	200,000
By March 29, 2018	50,000	200,000
By March 29, 2019	50,000	200,000
By March 29, 2020	150,000	750,000
	$510,000	$2,500,000

Upon execution of the Agreement the Company paid MinQuest $10,000 and well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859.

Description and Location of the Truman Property

The Truman Property is located within the Buena Vista Mining District in southwestern Mineral County, Nevada, USA approximately 161 kilometers west of Tonopah, Nevada and 72.4 kilometers north-northeast of Bishop, California and currently consists of 52 unpatented claims.

Exploration History of the Truman Property

The project covers 8 epithermal gold and silver targets hosted within a sequence of Tertiary volcanics and Paleozoic sediments.  These targets have been partially defined by previous exploration groups over a 25 year period.  The historic efforts of five exploration groups have helped define high grade gold and silver values occurring in veins and low grade gold values occurring in bulk minable configurations.

Geology of the Truman Mineral Claims

The project covers 8 epithermal gold and silver targets hosted within a sequence of Tertiary volcanics and Paleozoic sediments. Regionally the Truman Property is located at the southwestern end of the Mina deflection within and adjacent to the Coaldale Fault Zone.  To the south the White Mountains are made up of quartz monzonite of the Inyo Batholith containing roof pendants of highly metamorphosed Cambrian to Ordovician sediments.  The east and north flanks of the White Mountains are composed predominantly of welded and non-welded ash flows, andesitic flows and breccias, quartz latite, basalt and tuffaceous volcanoclastics and sediments.

The Cambrian Polleta Formation, a coarse grained marble to recrystallized limestone, is the oldest formation known in the area.  The thickness within the project area is at least 320 meters.  The Harkless Formation lies conformably above the Polleta Formation.  The Harkless is composed of a red to brown phyllite which produces slaty to pencil like shards when weathered.  The Harkless ranges from 30 to 100 meters thick.

The Cambrian formations are intruded by a group of felsic to intermediate stocks ranging from Jurassic to Miocene (Crowder, et al, 1972).  A possible Jurassic age adamellite is mapped in sections 2 and 3.  Mineralization peripheral to the intrusive bodies include quartz-calcite vein fillings within faults containing gold and silver.  A luecogranite near the center boundary of sections 10 and 11 is fault bounded and difficult to determine the relationships with either the ash fall tuffs or the Paleozoic sediments.  A porphyrytic rhyolite stock occurring along the range front adjacent to the Pediment Target in the central part of section 11 is believed to be Tertiary in age (Crowder, et al, 1972).  The porphyrytic rhyolite has been altered to a quartz-sericite-pyrite matrix with stockwork quartz veining along the north and east margins.  Contact type alteration and mineralization are exposed in several areas around the stock in Section 11.  At least three distinct dike generations cut the Paleozoic, intrusive and volcanic country rocks.  These dikes are intermediate to basic ranging from andesitic to diabase in nature.

Current State of Exploration

The Truman claims presently do not have any mineral resources or reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any open-pits.  No reported historic production is noted for the property.  There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  Although drill holes are present within the property boundary, there is no drilled resource on our claims.

Geological Exploration Program

In April 2010 our Board of Directors approved a $150,000 exploration program that will include 3,000 feet of reverse circulation drilling.  The project covers 8 epithermal gold and silver targets hosted within a sequence of Tertiary volcanics and Paleozoic sediments.  These targets have been partially defined by previous exploration groups over a 25 year period.  The historic efforts of five exploration groups have helped define high grade gold and silver values occurring in veins and low grade gold values occurring in bulk minable configurations.

The company intends to concentrate on three previously identified mineralized zones.  Although the various targets were previously discovered by others, they remain poorly explored because of past property disputes or a lack of understanding of the geology and an ore model.  Recent breakthroughs in geologic concepts in the immediate area and ore models typified by the aforementioned targets coupled with the historic results collected from others work provides an excellent opportunity for Ranger to take advantage of.

Ranger intends to confirm its geologic theory through mapping of the target areas, defining the targets with additional sampling and then drilling.

Item 3.                      Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s properties are not the subject of any pending legal proceedings.

Item 4.                       (Removed and Reserved)

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the Financial Industry Regulatory Authority Over The Counter Bulletin Board (“OTCBB”) under the symbol “RNGC.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending March 31, 2010 and March 31, 2009:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2010	Fourth Quarter	$1.10	$0.15
	Third Quarter	$0.03	$0.03
	Second Quarter	$0.03	$0.03
	First Quarter	$0.03	$0.03
2009	Fourth Quarter	$0.03	$0.03
	Third Quarter	$0.03	$0.03
	Second Quarter	$-	$-
	First Quarter	$-	$-

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On June 22, 2010, there were approximately thirty-one (31) holders of record of the Company’s common stock.

Dividends.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options.

At March 31, 2010 the Company had 1,400,000 (2009 – nil) common stock options and 1,100,000 (2009 – nil) outstanding.  Each common stock option and warrant is convertible into one share of common stock of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of March 31, 2010, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of March 31, 2010
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2010 Stock Option Plan	5,000,000	$0.68	3,600,000
Share Purchase Warrants	1,100,000	$0.38	N/A

As of March 31, 2010, there were a total of 1,400,000 options granted under the 2010 Plan with exercise prices ranging from $0.50 per share to $1.00 per share.

The following discussion describes material terms of grants made pursuant to the stock option plans:

On February 3, 2010 the Company adopted its 2010 Stock Option Plan (“the 2010 Plan”).  The 2010 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2010 Plan, the granting of stock options, the exercise prices, and the option terms are determined by the Company's Option Committee, a committee designated to administer the 2010 Plan by the Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.  No stock options have been granted under the 2010 Plan.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

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

On March 10, 2010 the Company closed a private placement of 70,000 common shares at $0.15 per share for a total offering price of $10,500.

On April 20, 2010, the Company completed a private placement of 400,000 common shares at $1.25 per share for a total offering price of $500,000.

All of the above transactions were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

None.

Item 6.                      Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.                      Management’s Discussion and Analysis or Plan of Operation.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have in Nevada contain commercially exploitable reserves.  Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   To date we have two properties under option. We have not yet conducted exploration on the properties but we have initiated an exploration program that will include mapping, sampling, surveying and drilling on each of our two properties. There has been no indication as yet that any mineral deposits exist on the properties, and there is no assurance that a commercially viable mineral deposit exists on our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Plan of Operation

During the twelve-month period ending March 31, 2011, our objective is to continue to explore the properties subject to our mineral claims.  The funds in our treasury are sufficient to meet all planned activities as outlined below, with a contingency margin. As a result of this, we do not expect to enter into any new financing arrangements during the twelve months ending March 31, 2011.

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors and one investor relations person, at a minimum to conserve capital. Our staffing in no way hinders our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending March 31, 2011.

The following is an overview of the project work to date, as well as anticipated work for the next twelve months. Specific dates when work will begin, and how long it will take to complete each step is subject to change due to the variables of weather, availability of work crews for a particular type of work, and the results of work that is planned, the outcome of which will determine what the next step on that project will be.

CX Property

Pursuant to a Property Option Agreement, dated as of November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 72 unpatented claims (the ‘CX”).  To earn a 100% interest in the CX, the Company must make certain annual option payments totaling $480,000 and incur certain annual exploration expenditures totaling $2,500,000 to February 25, 2020. Upon execution of the CX agreement, MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  On February 25, 2010 the Company paid the $20,000 balance of the note as well as reimbursed MinQuest for CX’s holding and related property costs in the amount of $23,512.

In April 2010 our Board of Directors approved a $150,000 exploration program that will include 3,000 feet of reverse circulation drilling.  Previous exploration mainly focused on a small core area where numerous drill holes were concentrated.  The core area occurs near the center of the claim block.  The outlying targets were tested with wide spaced, shallow drill holes.  Some of the targets had two episodes of drilling, both confirming the existence of significant gold and silver mineralization over substantial widths.  These outlying targets were poorly understood, but remain attractive targets.  Subsequent drilling added to the understanding of the model through detailed mapping, sampling and a geophysical survey.  However, the program was prematurely truncated due to budget cuts.  The various targets were further defined, but never tested by drilling.

Ranger has collected all of the data from the previous programs and intends to confirm the validity of the targets, prioritize the best two and test them with a drill program.

Truman Property

Pursuant to a Property Option Agreement dated March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 52 unpatented claims (the “Truman”).  To earn a 100% interest in the Truman the Company must make certain annual option payments totaling $510,000 and incur certain annual exploration expenditures totaling $2,500,000 to March 29, 2020. Upon execution of the Agreement the Company paid MinQuest $10,000 and well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859.

In April 2010 our Board of Directors approved a $150,000 exploration program that will include 3,000 feet of reverse circulation drilling.  The project covers 8 epithermal gold and silver targets hosted within a sequence of Tertiary volcanics and Paleozoic sediments.  These targets have been partially defined by previous exploration groups over a 25 year period.  The historic efforts of five exploration groups have helped define high grade gold and silver values occurring in veins and low grade gold values occurring in bulk minable configurations.

The company intends to concentrate on three previously identified mineralized zones.  Although the various targets were previously discovered by others, they remain poorly explored because of past property disputes or a lack of understanding of the geology and an ore model.  Recent breakthroughs in geologic concepts in the immediate area and ore models typified by the aforementioned targets coupled with the historic results collected from others work provides an excellent opportunity for Ranger to take advantage of.

Ranger intends to confirm its geologic theory through mapping of the target areas, defining the targets with additional sampling and then drilling.

Results of Operations

The Year Ended March 31, 2010 compared to the Year Ended March 31, 2009

We did not earn any revenues during the year ended March 31, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended March 31, 2010 we had a net loss of $187,903 compared to $53,980 in the corresponding period in 2009.  The increase in the net loss was largely due to the acquisition of the CX and Truman properties from MinQuest.  Upon execution of the CX agreement, MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  On February 25, 2010 the Company paid the $20,000 balance of the note as well as reimbursed MinQuest for CX’s holding and related property costs in the amount of $23,512.  Upon execution of the Truman agreement the Company paid MinQuest $10,000 and well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859.  The Company did not have any mineral property acquisition and exploration expenditures in 2009 as at that time the Company had not yet become a mineral exploration business.  General and administrative expenses increased to $104,457 for the year ended March 31, 2010 from $53,810 for the same period in 2009.  The increase was due to an increased level of activity as the Company changed its business operations to mineral exploration as well stock-based compensation of $58,626 that was incurred in 2010 but not in 2009.

The Year Ended March 31, 2009 compared to the period from May 11, 2007 (inception) to March 31, 2008

We did not earn any revenues during the year ended March 31, 2009 or for the period from May 11, 2007 (inception) to March 31, 2008.  For the year ended March 31, 2009 we had a net loss of $53,980 compared to $2,850 for the period from May 11, 2007 (inception) to March 31, 2008.  The increase was due to the Company undertaking very little activity for the period ended March 31, 2008 while for the year ended March 31, 2009 the Company incurred general and administrative expenses as part of the filing of its S-1 registration statement.

Liquidity and capital resources

We had total assets of $28,300 at March 31, 2010 consisting of cash of $27,189 and prepaid expenses of $1,111.  We had total liabilities of $44,872 at March 31, 2010 all of which are current liabilities consisting of accounts payable and accrued liabilities.

We anticipate that we will incur the following to March 31, 2011:

-	$30,000 in connection with property option payments under the Company’s CX and Truman option agreements;

-	$115,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreements;

-	$56,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $37,981 for the year ended March 31, 2010 while it was $47,310 for 2009.  The larger net loss in 2010 ($187,903) compared to 2009 ($53,980) was offset by several factors.   In 2010, there was $58,626 in stock-based compensation while there was no such item in 2009.  In 2010 accounts payable were increased by $62,407 while in 2009 accounts payable were reduced by $830.  The effect of the change over the two year period resulted in a $63,237 difference in cash flows from 2010 compared to 2009.  In addition, the total property option payments of $30,000 that have been included in the net loss for 2010 have been classified as an investing activity on the statement of cash flows.  As a result of there being no known resource on either of the Company’s exploration properties, the property option payments have been written off and disclosed as investing activities.  Cash flows from financing activities for 2010 were the result of $93,000 received from private placements and $1,830 in proceeds received from a loan payable compared to $15,500 received from loan proceeds in 2009.  The total loan balance of $17,330 was forgiven in 2010.

Cash used in operations was $47,310 for the year ended March 31, 2009 compared to $850 for period from May 11, 2007 (inception) to March 31, 2008.  The net loss was $53,980 for the year ended March 31, 2009 while it was $2,850 for the period from May 11, 2007 (inception) to March 31, 2008.  There were no investing activities in either period while financing activities in 2009 related to $15,500 received from loan proceeds and for the period ended March 31, 2008 net proceeds of $33,000 were received from the sale of common stock.

Cash from operations from inception to date has not been sufficient to provide the operating capital necessary to operate. On January 25, 2010 the Company completed a private placement issuing 550,000 units at $0.15 per unit for total proceeds of $82,500.  Each unit consists of one common share of the Company and two non-transferable share purchase warrants, designated Class A and Class B.  The Class A warrants are exercisable at a price of $0.25 per share and the Class B warrants are exercisable at a price of $0.50 per share.  The Class A warrants are exercisable commencing January 25, 2011 and the Class B warrants are exercisable commencing January 25, 2012.  Both the Class A and Class B warrants expire on January 25, 2015.  On March 10, 2010 the Company closed a private placement of 70,000 common shares at $0.15 per share for a total offering price of $10,500.  On April 20, 2010, the Company completed a private placement of 400,000 common shares at $1.25 per share for a total offering price of $500,000. All of the above transactions were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Going Concern Consideration

Management believes that the gross proceeds from the private placements will be sufficient to continue our planned activities until at least March 31, 2011, the end of our next fiscal year. However, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Accordingly, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Item 7A                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                                Financial Statements.

The financial statements are set forth immediately preceding the signature page.

Item 9.                                Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure.

None.

Item 9A(T).                      Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2010, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Gary Basrai. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of March 31, 2010, the Company’s internal control over financial reporting was not effective based upon the COSO criteria due to the following material weakness:

•
Our Company’s administration is composed of small number of administrative individuals resulting in a situation where limitations on segregation of duties exist.  In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties.  Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recently completed fiscal year ended March 31, 2010, the Company made use of a small number of administrative assistants and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

Item 9B. Other Information.

None.
PART II

Item 10.                      Directors, Executive Officers and Corporate
Governance.

Directors and Officers.

All directors of our Company hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Gary Basrai	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary Treasurer, and Director	58	October 28, 2009
Paul Strobel	Director	62	November 6, 2009
Shelby Cave	Director	33	March 16, 2010

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gary Basrai is an accomplished businessman who has owned and operated several businesses in the Fremont, California area for over 30 years.  He is the former President of the Alameda County Pharmacist Association and a current Board member of the Alameda Alliance for Health, a company which provides health care coverage to over 100,000 children and adults.  In addition, Mr. Basrai is an active consultant to several Intermediate Care Facilities as well as the Fremont Surgery Center. Mr. Basrai holds a Doctorate of Pharmacy from the UOP School of Pharmacy.

Paul Strobel is an accomplished geologist who has over 30 years of practical experience. Since 2008 he has been the Managing Partner of Western Resource Consultants which is a privately-held business providing consulting services to the mineral exploration industry.  Prior to his current role he was a Vice President at Gold Reef International for one year, General Manager at Chambers Group, Inc. for one year and from 1997 to 2005 he was a contract geologist for Marston Environmental.   Mr. Strobel holds a Bachelor of Science degree from the University of Arizona.

Shelby Cave is in her final year of a doctoral program in geological sciences at Arizona State University (“ASU”) where she has been a researcher and instructor since 2001.   Since 2008 she has also worked as a contract geologist for a number of exploration companies.  Ms. Cave obtained a Bachelor of Geological Science degree from the University of North Carolina in 2000, a Master’s in Geological Sciences from ASU in 2004 and anticipates completing her doctorate at ASU in 2010.

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of Directors. Other than described in Section 10 below, we have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.

On May 11, 2007 by action taken by our board of directors, we issued 25,000,000 shares of our common stock to Uziel Leibowitz, our former President, Chief Executive Officer, Chairman, and Director.  The shares were issued in consideration for the payment of $500.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Leibowitz was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On October 28, 2009 Uziel Leibowitz , the Company’s former principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 25,000,000 shares of common stock of the Company to Gurpartap (Gary) Singh Basrai. Effective as of October 28, 2009, in connection with the share acquisition, Mr. Basrai was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.  Mr. Basrai has made the required filings with the Securities and Exchange Commission.

Code of Ethics.

The Company has not adopted a Code of Ethics, as defined by SEC rules that applies to the Company's Chief Executive Officer and Chief Financial Officer, and Secretary (its principal executive officer and principal accounting and financial officer). The Company has not adopted such a Code of Ethics because of the small size and limited resources of the Company, and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended March 31, 2010, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation.

Compensation Discussion and Analysis.

During the fiscal year ended March 31, 2010, Gary Basrai was our President, Chief Executive Officer, Chairman, and Director. During such period, Mr. Basrai did not receive any compensation for his services.

During the period from May 11, 2007 (inception) to October 28, 2009, Uziel Leibowitz was or President, Chief Executive Officer, Chairman and director. During such period, Mr. Leibowitz did not receive any compensation for his services. Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Outstanding Equity Awards

There has been no equity awards of any kind granted to any of the Company’s officers or directors as of March 31, 2010 or 2009.

Compensation of Directors

The Company pays two of its Directors $500 per month to serve on the Board of Directors.  Payments commence effective the date of appointment and continue as long as the respective individual remains a member of the Board of Directors.  During the twelve months ended March 31, 2010 the Company paid Mr. Strobel $2,500 and paid Ms. Cave $250 respectively.  Effective April 1, 2010 the Company executed a consulting agreement with Mr. Strobel to assist the Company with identifying and assessing potential property acquisitions.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

The following table lists, as of June 24, 2010, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 46,020,000 shares of Common Stock which are issued and outstanding as of June 24, 2010.  Unless indicated otherwise, all addresses below are c/o Ranger Gold Corp., 2533 N. Carson Street, Suite 5018, Carson City, Nevada, 89706.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Gary Basrai	25,000,000	54.3%
Paul Strobel	-	-
Shelby Cave	-	-
Directors and Officers as a Group (3 individuals)	25,000,000	54.3%

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans is set forth above under Part II, Item 5.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than payments made to Directors for serving on the Company’s Board of Directors, there were no related party transactions for the years ended March 31, 2010 or 2009.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Wolinetz, Lafazan & Company P.C. was the independent registered public accounting firm for the Company from May 11, 2007 (inception) until November 4, 2009. On November 4, 2009, the Company named Robison, Hill & Co. as its principal independent accountants. The decision to change accountants was approved by the Registrant’s Board of Directors.  Fees billed to the Company for the fiscal years ending March 31, 2010 and 2009 are set forth below:

	Fiscal year ending March 31, 2010	Fiscal year ending March 31, 2009
Audit Fees	$12,000	$8,500
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	NIL	NIL

As of March 31, 2010, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.2	By-Laws of Registrant. (1)
4.1	Form of stock certificate. (1)
4.2	Form of Class A Warrant. (3)
4.3	Form of Class B Warrant. (3)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	CX Property Option Agreement dated November 27, 2009 by and between Ranger Gold Corp. and MinQuest, Inc. (2)
10.3	Form of Regulation S Subscription Agreement (3)
10.4	2010 Stock Option Plan (4)
10.5	Form of Regulation S Subscription Agreement (5)
10.6	Truman Property Option Agreement dated March 29, 2010 by and between Ranger Gold Corp. and MinQuest, Inc. (6)
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

(1) Previously filed as Exhibit 3.1 to Registration Statement, filed with the Securities and Exchange Commission on June 4, 2008, file no. 333-151419
(2) Previously filed with the Company’s Form 8-K submitted to the SEC on November 11, 2009.
(3) Previously filed with the Company’s Form 8-K submitted to the SEC on January 26, 2010.
(4) Previously filed with the Company’s Form 8-K submitted to the SEC on February 4, 2010.
(5) Previously filed with the Company’s Form 8-K submitted to the SEC on March 3, 2010.
(6) Previously filed with the Company’s Form 8-K submitted to the SEC on April 1, 2010.

RANGER GOLD CORP.

(An Exploration State Company)

-:-

INDEPENDENT AUDITOR’S REPORT

MARCH 31, 2010 and 2009

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
March 31, 2010 and 2009	F - 3

Statements of Operations for the
Years Ended March 31, 2010 and 2009 and the Cumulative Period
from May 11, 2007 (inception) to March 31, 2010	F - 4

Statement of Stockholders’ Equity
Since May 11, 2010 (inception) to March 31, 2010	F - 5

Statements of Cash Flows for the
Years Ended March 31, 2010 and 2009 and the Cumulative Period
from May 11, 2007 (inception) to March 31, 2010	F – 6

Notes to Financial Statements	F - 8

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Ranger Gold Corp.
(formerly Fenario, Inc,)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Ranger Gold Corp. (formerly Fenario Inc.) (an exploration stage company) as of March 31, 2010 and the related statements of operations, and cash flows for the year ended March 31, 2010 and the cumulative since May 11, 2007 (inception) to March 31, 2010, and the statement of stockholder’s equity since May 11, 2007 (inception) to March 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranger Gold Corp. (formerly Fenario Inc.) (an exploration stage company) as of March 31, 2010 and the results of its operations and its cash flows for the year ended March 31, 2010 and the cumulative since May 11, 2007 (inception) to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of approximately $245,000 and has no source of revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_/s/ Robison, Hill & Co.____
Certified Public Accountants

Salt Lake City, Utah
June 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Fenario, Inc.

We have audited the accompanying balance sheet of Fenario, Inc. (a Development Stage Company) (“the Company”) as of March 31, 2009 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fenario, Inc. at March 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
June 24, 2009

RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2010	2009
ASSETS:
Current Assets:
Cash	$27,189	$340
Prepaid expenses	1,111	—
Total Current Assets	28,300	340

Total Assets	$28,300	$340

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable and Accrued Liabilities	$44,872	$1,170
Loans Payable (Note 5)	—	15,500

Total Current Liabilities	44,872	16,670

Stockholders’ Equity (Deficit):
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at March 31, 2010 and 2009	—	—
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
Issued 45,620,000 shares at
March 31, 2010 (March 31, 2009 – 45,000,000)	4,562	4,500
Paid-In Capital	223,599	36,000
Deficit Accumulated Since Inception of Exploration Stage	(244,733)	(56,830)

Total Stockholders’ Equity (Deficit)	(16,572)	(16,330)

Total Liabilities and Stockholders’ Equity (Deficit)	$28,300	$340

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			May 11, 2007
	For the Year Ended		Inception of
	March 31,		Exploration
	2010	2009	State
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses:
Mineral Property Exploration Expenditures	53,071	—	53,071
General and Administrative	104,457	53,810	161,117

Net Loss from Operations	(157,528)	(53,810)	(214,188)

Other Income (Expense)
Interest	(375)	(170)	(545)

Net Other Income (Expense)	(375)	(170)	(545)

Write-down of Mineral Property Acquisition Payments	(30,000)	—	(30,000)

Net Loss	$(187,903)	$(53,980)	$(244,733)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	45,101,973	45,000,000

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Par Value	Shares(1)	Par Value	Capital	Stage	Total
Balance at May 11, 2007
(inception)	—	$—	—	$—	$—	$—	$-

Common Stock Issued to
Founder at $0.00002 per share,
May, 2007	—	—	25,000,000	2,500	(2,000)	—	500
Common Stock Issued at $0.002
per share, January, 2008	—	—	20,000,000	2,000	38,000	—	40,000
Net Loss	—	—	—	—	—	(2,850)	(2,850)

Balance at March 31, 2008	—	—	45,000,000	4,500	36,000	(2,850)	37,650
Net Loss	—	—	—	—	—	(53,980)	(53,980)

Balance at March 31, 2009	—	—	45,000,000	4,500	36,000	(56,830)	(16,330)

Contributions from shareholders	—	—	—	—	36,035	—	36,035
Common Stock Issued at $0.15
per share, January, 2010	—	—	550,000	55	82,445	—	82,500
Common Stock Issued at $0.15
per share, March, 2010	—	—	70,000	7	10,493	—	10,500
March 2010, Compensation
from the Issuance of Stock
Options at Fair Market Value	—	—	—	—	58,626	—	58,626
Net Loss	—	—	—	—	—	(187,903)	(187,903)

Balance March 31, 2010	—	$—	45,620,000	$4,562	$223,599	$(244,733)	$(16,572)

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			May 11, 2007
	For the Year Ended		Inception of
	March 31,	March 31,	Exploration
	2010	2009	State
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(187,903)	$(53,980)	$(244,733)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	58,626	—	58,626
Write-down of Mineral Property Acquisition Cost	30,000	—	30,000
Deferred Offering Costs	—	7,500	—

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(1,111)	—	(1,111)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	62,407	(830)	63,577

Net Cash Used in Operating Activities	(37,981)	(47,310)	(93,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition Costs	(30,000)	—	(30,000)
Net Cash Used in Investing Activities	(30,000)	—	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	93,000	—	133,500
Net Proceeds from Loan Payable	1,830	15,500	17,330

Net Cash Provided by Financing Activities	94,830	15,500	150,830

Net (Decrease) Increase in
Cash and Cash Equivalents	26,849	(31,810)	27,189
Cash and Cash Equivalents
at Beginning of Period	340	32,150	—
Cash and Cash Equivalents
at End of Period	$27,189	$340	$27,189

RANGER GOLD CORP.
(formerly Fenario, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			May 11, 2007
	For the Year Ended		Inception of
	March 31,	March 31,	Exploration
	2010	2009	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder (Note 5)	$17,330	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$18,705	$—	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  Consulting expense of $58,626 has been recorded for the year ended March 31, 2010.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options will be revalued in subsequent periods.

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Ranger Gold Corp. (formerly Fenario, Inc.) (“the Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada.  The Company’s business at that time was the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.

On October 28, 2009 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 25,000,000 shares of common stock of the Company to Gary Basrai. Effective as of October 28, 2009, in connection with the share acquisition, Mr. Basrai was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On November 9, 2009, Mr. Basrai, as the holder of 25,000,000 (representing 55.5%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Fenario, Inc.” to “Ranger Gold Corp.”  In connection with the change of the Company’s name to Ranger Gold Corp. the Company’s business was changed to mineral resource exploration.  The change in name and business received its final approval by the regulatory authorities on January 7, 2010.

In connection with the name change, the written consent also adopted a resolution to split the Company’s common stock.  The Board of Directors subsequently approved a 5:1 forward stock split.  The record and payment dates of the forward split were January 15 and January 21, 2010 respectively.   All of the common shares issued and outstanding on January 15, 2010 were split.   All references to share and per share amounts have been restated in these financial statements to reflect the split.

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

The Company has no products or services as of March 31, 2010.  The Company was established to operate in the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  However, the Company was not able to proceed in the intended business and on October 28, 2009 a change of control of the Company took place.  Subsequent to the change of control the Company became a mineral resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $244,733 for the period from May 11, 2007 (inception) to March 31, 2010, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $201,000 to fund its operations during the next twelve months which will include property option payments, exploration of its properties as well as the costs associated with maintaining an office.  The Company completed a financing on April 20, 2010 for total proceeds of $500,000.  As a result, the Company currently has sufficient cash to fund its planned operations for the next twelve months.  However, in order to develop its properties, the Company will need to obtain financing in the future.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities, stock-based compensation, and the impairment of long-lived assets.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the financial statements for the year ended March 31, 2009 to conform to accounting and financial statement presentation for the year ended March 31, 2010.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Foreign Currency

The Company’s functional currency is the U.S. dollar and to date has undertaken all of its transactions in U.S. dollars. Any transaction gains and losses that may occur will be included in the statement of operations as they occur.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with one financial institution in the form of a demand deposit.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of March 31, 2010, the company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for March 31, 2010 and 2009 and are thus not presented.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

Stock Options

The Company implemented Accounting Standards Codification ("ASC") Section 718-10-25 (formerly Statement of Financial Accounting Standards ("SFAS") 123R, Accounting for Stock-Based Compensation) requiring the Company to provide compensation costs for the Company's stock options determined in accordance with the fair value based method prescribed in ASC Section 718-20-25. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Property Holding Costs

Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. These costs include security and maintenance expenses, lease and claim fees payments, and environmental monitoring and reporting costs.

Exploration and Development Costs

Mineral property interests include optioned and acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was optioned or acquired, either as an individual asset or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, and loans payable at March 31, 2010 and 2009 approximates their fair values due to the short-term nature of these financial instruments.

New Accounting Pronouncements

ASC 805

In December 2007, the FASB issued ASC 805, “Business Combinations”. Among other things, ASC 805 establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for fiscal years beginning on or after December 15, 2008. This standard will affect the Company’s accounting treatment for any future business combinations.

ASC 815-10

In March 2008, the FASB issued guidance, included in ASC 815-10 “Derivatives and Hedging,” which seeks to enhance disclosure about how and why a company uses derivatives; how derivative instruments are accounted for and how derivatives affect a company’s financial position, financial performance and cash flows. This Statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

ASC 815-40

In June 2008, the FASB ratified guidance which is now part of ASC 815-40, “Contracts in Entity’s Own Equity”. The objective of this issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This issue applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument or an instrument which may be potentially settled in an entity’s own stock regardless of whether the instrument possess derivative characteristics. This issue provides a two-step approach to assist in making these determinations and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

ASC 820

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

AS 855

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”. FASB ASC 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of FASB ASC 855 for subsequent-events accounting and disclosure are not significantly different from those in existing accounting standards, which the Company has historically followed for financial reporting purposes. As a result, the adoption of this guidance did not have any material impact on the financial statements. The Company has evaluated subsequent events through the filing date of these financial statements.

ASC 105

In July 2009, the FASB issued new guidance relating to the FASB Accounting Standards Codification at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards were superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

ASU 2009-05

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s financial statements.

NOTE 4 – MINERAL PROPERTY INTERESTS

CX Property

On November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 72 unpatented claims (the ‘CX”).  Annual option payments and minimum annual exploration expenditures are as noted below:

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

Upon execution of the CX agreement, MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  On February 25, 2010 the Company paid the $20,000 balance of the note as well as reimbursed MinQuest for CX’s holding and related property costs in the amount of $23,512.  As a result of the CX property not containing any known resource, the Company has written down its initial $20,000 property option payment in the statement of operations and comprehensive loss at March 31, 2010.

Truman Property

On March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 52 unpatented claims (the “Truman”).  Annual option payments and minimum annual exploration expenditures are as noted below:

	Property	Work
	Payments	Expenditures
Upon Execution of the Agreement	$10,000	$-
By March 29, 2011	10,000	50,000
By March 29, 2012	20,000	150,000
By March 29, 2013	30,000	200,000
By March 29, 2014	40,000	350,000
By March 29, 2015	50,000	200,000
By March 29, 2016	50,000	200,000
By March 29, 2017	50,000	200,000
By March 29, 2018	50,000	200,000
By March 29, 2019	50,000	200,000
By March 29, 2020	150,000	750,000
	$510,000	$2,500,000

Upon execution of the Agreement the Company paid MinQuest $10,000 and well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859. As a result of the Truman property not containing any known resource, the Company has written down its initial $10,000 property option payment in the statement of operations and comprehensive loss at March 31, 2010.

Under the two agreements with MinQuest, all of our payment obligations are non-refundable.  If we do not make any payments under either of the respective agreements we will lose any payments made and all our rights to that respective property. If all said payments under an agreement are made, then we will acquire all mining interests in that respective property.  If the Company fails to make any payment when due, each agreement gives the Company a 60-day grace period to pay the amount of the deficiency.

MinQuest has retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from either property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

The Company may use MinQuest for its mineral exploration expertise on the properties. Furthermore, both the Company and MinQuest have the right to assign, sell, mortgage or pledge their rights in each respective agreement or on each respective property. In addition, any mineral interests staked, located, granted or acquired by either the Company or MinQuest which are located within a one mile radius of either property will be included in the option granted to the Company for that respective property.

Either agreement can be terminated independent of the other agreement.  Either agreement will terminate if the Company fails to comply with any of its obligations under either agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. Each agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Nevada. The Company also has the right to terminate either agreement independent of the other agreement by giving notice to MinQuest.

NOTE 5 - LOAN PAYABLE

The loan payable was due on demand and bore interest at 5% per annum.  Upon the acquisition of control by Mr. Basrai on October 28, 2009 the loan and accrued interest in the total amount of $17,330 was forgiven by the lender.

NOTE 6 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2010	2009
Non-capital losses carried forward	63,000	19,000
Less: valuation allowance	(63,000)	(19,000)

Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2009 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2010	2009
Computed expected tax benefit	64,000	18,000
Permanent differences	(20,000)	-
Change in valuation allowance	(44,000)	(18,000)

Income tax provision	-	-

As of March 31, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $185,000 (2009 - $57,000) which expire between 2028 and 2030.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the year ended March 31, 2010 was $2,750 (2009 - $nil).  In addition, the Company has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition.  No services were rendered and no payments were made under this consulting agreement for the years ended March 31, 2010 or 2009.

NOTE 8 - STOCK OPTIONS

On February 3, 2010 the Company adopted its 2010 Stock Option Plan (“the 2010 Plan”).  The 2010 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2010 Plan, the granting of stock options, the exercise prices, and the option terms are determined by the Company's Option Committee, a committee designated to administer the 2010 Plan by the Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.  No stock options have been granted under the 2010 Plan.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

For the year ended March 31, 2010, 1,400,000 stock options were granted to various consultants at exercise prices of $0.50 and $1.00 per share.  No options were granted under the 2010 Plan during the year ended March 31, 2009.  The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted in 2010. The following assumptions were made:
Risk Free Rate	0.18%
Expected Life of Option	5 years
Expected Volatility of Stock (Based on Historical Volatility)	84.1%
Expected Dividend yield of Stock	0.00

Total stock option expense of $58,626 was recognized for the year ended March 31, 2010 with $7,710 being recorded as mineral property exploration expenditures and $50,916 as general and administrative.

The following table sets forth the options outstanding under the 2010 Plan as of March 31, 2010:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2009	-	-	$-
Approval of 2010 Plan	5,000,000	-	-
Options granted	(1,400,000)	1,400,000	$0.68
Balance, March 31, 2010	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at March 31, 2010:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.50	900,000	4.96	$ 0.50	-	$ 0.50
$ 1.00	500,000	4.96	$ 1.00	-	$ 1.00

	1,400,000		$ 0.68	-

The aggregate intrinsic value of stock options outstanding at March 31, 2010 was $590,000 and the aggregate intrinsic value of stock options exercisable at March 31, 2010 was $nil.  No stock options were exercised in 2010.  As of March 31, 2010 there was $1,077,974 in unrecognized compensation expense that will be recognized over three years.

A summary of status of the Company’s unvested stock options as of March 31, 2010 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at March 31, 2009	-	-	-
Granted	1,400,000	$0.68	$0.27
Vested	-	-	-

Unvested at March 31, 2010	1,400,000	$0.68	$0.27

NOTE 9 - WARRANTS

On January 25, 2010, the Company issued 550,000 Class A warrants and 550,000 Class B warrants.  Each Class A warrant is exercisable for one common share at an exercise price of $0.25 per warrant for a period of four years commencing January 25, 2011.  Each Class B warrant is exercisable for one common share at an exercise price of $0.50 per warrant for a period of three years commencing January 25, 2012.

The following table sets forth common share purchase warrants outstanding as of March 31, 2010:

Warrants Outstanding
Balance, March 31, 2009	-
Warrants granted	1,100,000
Balance, March 31, 2010	1,100,000

The following table lists the common share warrants outstanding at March 31, 2010.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.50	4.83	-	$ 0.50
550,000	$ 1.00	4.83	-	$ 1.00
1,100,000			-

NOTE 10 - COMMON STOCK TRANSACTIONS

In May 2007 the Company issued 25,000,000 shares of common stock to the founder of the Company at $0.00002 per share for total proceeds of $500.

In January 2008 the Company sold 20,000,000 shares of common stock to private investors at $.002 per share for gross proceeds of $40,000.

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

On March 10, 2010 the Company closed a private placement of 70,000 common shares at $0.15 per share for a total offering price of $10,500.

NOTE 11 - STOCK SPLITS

On November 9, 2009 the Company received a written consent in lieu of a meeting of stockholders (the “Written Consent”) from the holder of 25,000,000 (representing 55.5%) of the issued and outstanding shares of our common stock.  The Written Consent adopted the resolution to change the Company’s name to Ranger Gold Corp.  In connection with the name change the Written Consent also adopted a resolution to split the Company’s common stock.  The Board of Directors subsequently approved a 5:1 forward stock split.  The record and payment dates of the forward split were January 15 and January 21, 2010 respectively.   All of the common shares issued and outstanding on January 15, 2010 were split.   All references to share and per share amounts have been restated in these financial statements to reflect the split.

NOTE 12  - COMMITMENTS AND CONTINGENCIES

On September 15, 2009 the Company entered into a one year lease for its shared office at a rate of $202 per month.

NOTE 13 – SUBSEQUENT EVENT

On April 20, 2010, the Company completed a private placement of 400,000 common shares at $1.25 per share for a total offering price of $500,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGER GOLD CORP.

Dated: June 24, 2010	By: /s/ Gary Basrai
Name: Gary Basrai
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Gary Basrai Gary Basrai	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	June 24, 2010

/s/ Paul Strobel Paul Strobel	Director	June 24, 2010

/s/ Shelby Cave Shelby Cave	Director	June 24, 2010