Form 10-Q
period 2010-06-30
Ranger Gold Corp.
filed 2010-08-12
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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

___________________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of August 11, 2010.

Item 1.  Financial Statements.
RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	March 31,
	2010	2010
ASSETS:
Current Assets:
Cash	$460,585	$27,189
Prepaid Expenses	541	1,111

Total Current Assets	461,126	28,300

Total Assets	$461,126	$28,300

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$25,936	$44,872

Total Current Assets	25,936	44,872

Stockholders' Equity (Deficit):
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at June 30, 2010 and March 31, 2010	-	-
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
46,020,000 shares issued at June 30, 2010
(March 31, 2010 - 45,620,000)	4,602	4,562
Paid-In Capital	843,404	223,599
Deficit Accumulated Since Inception of the Development Stage	(412,816)	(244,733)

Total Stockholders' Equity (Deficit)	435,190	(16,572)

Total Liabilities and Stockholders' Equity	$461,126	$28,300

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
	For the Three Months Ended		Inception of
	June 30,		Exploration
	2010	2009	Stage
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses:
Mineral Property Exploration Expenditures	39,133	—	92,204
General and Administrative	128,950	10,500	290,067

Net Loss from Operations	(168,083)	(10,500)	(382,271)

Other Income (Expense)
Interest	-	(170)	(545)

Net Other Income (Expense)	-	(170)	(545)

Write-down of Mineral Property Acquisition Payments	-	—	(30,000)

Net Loss	$(168,083)	$(10,670)	$(412,816)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	45,923,088	45,000,000

(1)	Share amounts have been adjusted to reflect the 5:1 forward stock split completed January 15, 2009.

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
	For the Three Months Ended		Inception of
	June 30,		Exploration
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(168,083)	$(10,670)	$(412,816)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	119,845	—	178,471
Write-down of Mineral Property Acquisition Cost	—	—	30,000

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	570	—	(541)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(18,936)	10,170	44,641

Net Cash Used in Operating Activities	(66,604)	(500)	(160,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition Costs	—	—	(30,000)
Net Cash Used in Investing Activities	—	—	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	500,000	—	633,500
Net Proceeds from Loan Payable	—	500	17,330

Net Cash Provided by Financing Activities	500,000	500	650,830

Net (Decrease) Increase in
Cash and Cash Equivalents	433,396	—	460,585
Cash and Cash Equivalents
at Beginning of Period	27,189	340	—
Cash and Cash Equivalents
at End of Period	$460,585	$340	$460,585

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			May 11, 2007
	For the Three Months Ended		Inception of
	June 30,		Exploration
	2010	2009	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder	$—	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$—	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  Consulting expense of $58,626 has been recorded for the year ended March 31, 2010.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of $119,845 in consulting expense for the three-months ended June 30, 2010.

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Ranger Gold Corp. (an exploration stage company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

On November 9, 2009, Mr. Basrai, as the holder of 25,000,000 (at the time representing 55.5%) of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Fenario, Inc.” to “Ranger Gold Corp.”  In connection with the change of the Company’s name to Ranger Gold Corp. the Company’s business was changed to mineral resource exploration.  The change in name and business received its final approval by the regulatory authorities on January 7, 2010.

Nature of Operations

The Company has no products or services as of June 30, 2010.  The Company was established to operate in the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  However, the Company was not able to proceed in the intended business and on October 28, 2009 a change of control of the Company took place.  Subsequent to the change of control the Company became a mineral resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2010 has been omitted.  The results of operations for the three-month period ended June 30, 2010 is not necessary indicative of results for the entire year ending March 31, 2011.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $412,816 for the period from May 11, 2007 (inception) to June 30, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  In April 2010 the Company completed a financing for total proceeds of $500,000.  The funds from this financing are sufficient to fund the Company’s operations for the next twelve months.  However, management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Reclassifications

Certain reclassifications have been made in the financial statements for the quarter ended June 30, 2009 ended to conform to accounting and financial statement presentation for the quarter ended June 30, 2010.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of June 30, 2010, the company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for June 30, 2010 and are thus not presented.

RANGER GOLD CORP.
(An Exploration Stage Company)
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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at June 30, 2010 approximates their fair values due to the short-term nature of these financial instruments.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 – MINERAL EXPLORATION PROPERTIES

On November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 72 unpatented claims (the “CX”).    Upon execution of the CX agreement, MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  On February 25, 2010 the Company paid the $20,000 balance of the note as well as reimbursed MinQuest for CX’s holding and related property costs in the amount of $23,512.

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

NOTE 3 - EXPLORATION STATE COMPANY - GOING CONCERN

The Company has not begun principal operations and as is common with a company in the exploration stage, the Company has had recurring losses.  Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the three-months ended June 30, 2010 was $3,000 (2009 - $nil).  In addition, the Company has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition.  The Company paid $4,855 for fees and reimbursement of expenses under this agreement for the three-months ended June 30, 2010 (2009 - $nil).

NOTE 5 - COMMON STOCK TRANSACTIONS

On April 20, 2010, the Company completed a private placement of 400,000 common shares at $1.25 per share for a total offering price of $500,000.

NOTE 6 – STOCK OPTIONS

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

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS (Continued)

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options. The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of $119,845 in consulting expense for the three-months ended June 30, 2010 with $16,178 being recorded as mineral property exploration expenditures and $103,667 as general and administrative.

The following table sets forth the options outstanding under the 2010 Plan as of June 30, 2010:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2010	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, June 30, 2010	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at June 30, 2010:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.50	900,000	4.71	$ 0.50	-	$ 0.50
$ 1.00	500,000	4.71	$ 1.00	-	$ 1.00
	1,400,000		$ 0.68	-

The aggregate intrinsic value of stock options outstanding at June 30, 2010 was $63,000 and the aggregate intrinsic value of stock options exercisable at June 30, 2010 was $nil.  No stock options were exercised during the quarter ended June 30, 2010.  As of June 30, 2010 there was $313,729 in unrecognized compensation expense that will be recognized over 2.75 years.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS (Continued)

A summary of status of the Company’s unvested stock options as of June 30, 2010 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at March 31, 2010	1,400,000	$0.68	$0.27
Granted	-	-	-
Vested	-	-	-
Unvested at June 30, 2010	1,400,000	$0.68	$0.27

NOTE 7 - WARRANTS

The following table sets forth common share purchase warrants outstanding as of June 30, 2010:

Warrants Outstanding
Balance, March 31, 2010	1,100,000
Warrants granted	-
Balance, June 30, 2010	1,100,000

The following table lists the common share warrants outstanding at June 30, 2010.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	4.58	-	$ 0.25
550,000	$ 0.50	4.58	-	$ 0.50
1,100,000			-

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Ranger Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended March 31, 2010 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

Ranger Gold Corp. (formerly Fenario, Inc.) was incorporated on May 11, 2007 under the laws of the State of Nevada.  The Company’s business at that time was the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  Due to the state of the economy, the Company did not conduct any significant operations other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. The Company has since abandoned its original business plan and has entered the mineral exploration industry.

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

Also on November 9, 2009 as part of the Written Consent and in relation to the Company’s name and business change, the Written Consent adopted a resolution to implement a forward stock split the Company’s issued and outstanding shares of common stock.  The Board of Directors subsequently approved a 5:1 forward stock split which became effective on January 21, 2010 and was payable to all shareholders of record as of January 15, 2010, the record date.  All references to share and per share amounts have been restated in this 10-Q and related financial statements to reflect the forward stock split.

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

Financing over the next twelve months

Over the next twelve months, the Company intends to explore our properties to determine whether they contain commercially exploitable reserves of gold and silver or other metals.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the tools needed for the exploratory work being conducted.

Current cash on hand is sufficient for all of the Company’s commitments for the next 12 months. However, the Company will need additional funding in the future to explore and develop its properties.  We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

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

Exploration Programs

CX Property

Pursuant to the Property Option Agreement, dated as of November 27, 2009, with MinQuest we have the option to earn a 100% interest in the CX Property located in Nye County, Nevada, approximately, 80 km north of Tonopah.  The CX Property consists of 72 unpatented mining claims.  By February 25, 2020 an aggregate $480,000 in annual option payments and a minimum aggregate $2,500,000 in annual exploration expenditures are due under the agreement.

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

The CX claims presently do not have any mineral resources or reserves and the company has reviewed the results of the historic drilling and sampling.  There is no mining plant or equipment located within the property boundaries. Currently, there is no power supply to the mineral claims.

In April 2010 our Board of Directors approved a $150,000 exploration program that will include 3,000 feet of reverse circulation drilling.  Previous exploration mainly focused on a small core area where numerous drill holes were concentrated.  The core area occurs near the center of the claim block.  The outlying targets were tested with wide spaced, shallow drill holes.  Some of the targets had two episodes of drilling, both confirming the existence of gold and silver mineralization.  These outlying targets were poorly understood, but remain attractive targets.  Subsequent drilling added to the understanding of the model through detailed mapping, sampling and a geophysical survey.  However, the program was prematurely truncated due to budget cuts.  The various targets were further defined, but never tested by drilling.

Ranger has collected all of the data from the previous programs and intends to confirm the validity of the targets, prioritize the best two and test them with a drill program.

Truman Property

On March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 52 unpatented claims (the “Truman”).  By March 29, 2020 an aggregate $510,000 in annual option payments and a minimum aggregate $2,500,000 in annual exploration expenditures are due under the agreement.

Upon execution of the Agreement the Company paid MinQuest $10,000 as well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859. As a result of the Truman property not containing any known resource, the Company has written down its initial $10,000 property option payment in the statement of operations and comprehensive loss at March 31, 2010.

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

Results of Operations

We did not earn any revenues during the three-months ended June 30, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended June 30, 2010 we had a net loss of $168,083 compared to $10,670 in the corresponding period in 2009.  The increase in the net loss was partially due to the initiation of exploration programs on the CX and Truman Properties that took place in the first quarter of the current year.  The Company did not have any mineral property acquisition and exploration expenditures in 2009 as at that time the Company had not yet become a mineral exploration business.  General and administrative expenses increased to $128,950 in the three-months ended June 30, 2010 from $10,670 in the same period in 2009.  The increase was largely due to the recognition of $103,667 of stock-based compensation in general and administrative expenses in the current year while none was recognized in the prior period. The increase was also due to a higher administrative expenses associated with setting up a new office and various regulatory expenses related to the Company’s name change, stock split, and management changes.

Liquidity and Capital Resources

We had cash $460,585 and working capital of $435,190 as of June 30, 2010. We anticipate that we will incur the following expenses over the next twelve months:

•	$330,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s properties;

•	$55,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended June 30, 2010 was $66,604 compared to $500 during the three months ended June 30, 2009.  A significant portion of the increase relates to an increase in the net loss in the current period of $168,083 compared to $10,670 in the prior period.  However, partially offsetting the effect of the increased net loss was the recognition of $119,845 in stock-based compensation in 2010 while no stock-based compensation was recognized in 2009.  Also impacting the cash used in operations was an outflow of $18,936 from accounts payable and accrued liabilities while in 2009 there was an inflow of $10,170 from accounts payable and accrued liabilities.  Cash received from financing activities was $500,000 from a private placement in 2010 compared to $500 in 2009 from proceeds of a loan. There were no investing activities for either of the three months ended June 30, 2010 or 2009.

On April 20, 2010, the Company completed a private placement of 400,000 common shares at $1.25 per share for a total offering price of $500,000.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $412,816 for the period from May 11, 2007 (inception) to June 30, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the March 31, 2010 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

Item 6. Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 11, 2010

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)