Form 10-Q
period 2010-09-30
Ranger Gold Corp.
filed 2010-11-10
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of November 9, 2010.

Item 1.  Financial Statements.
RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
	2010	2010
ASSETS:
Current Assets:
Cash	$390,902	$27,189
Prepaid Expenses	2,200	1,111

Total Current Assets	393,102	28,300

Total Assets	$393,102	$28,300

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$13,209	$44,872

Total Current Assets	13,209	44,872

Stockholders' Equity (Deficit):
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at September 30, 2010 and March 31, 2010	-	-
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
46,020,000 shares issued at September 30, 2010
(March 31, 2010 - 45,620,000)	4,602	4,562
Paid-In Capital	765,473	223,599
Deficit Accumulated Since Inception of the Development Stage	(390,182)	(244,733)

Total Stockholders' Equity (Deficit)	379,893	(16,572)

Total Liabilities and Stockholders' Equity	$393,102	$28,300

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		May 11, 2007
	Ended		Ended		(Inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-

Gross Margin	-	-	-	-	-

Expenses:
Mineral Property Exploration Expenditures	30,273	-	69,406	-	122,477
General and Administrative	(52,907)	5,330	76,043	15,830	237,160

Net (Loss) Income from Operations	22,634	(5,330)	(145,449)	(15,830)	(359,637)

Other Income (Expense)
Interest Expense	-	(205)	-	(375)	(545)
Net Other Income (Expense)	-	(205)	-	(375)	(545)

Write-down of Mineral Property Acquisition Payments	-	-	-	-	(30,000)

Net (Loss) Income	$22,634	$(5,535)	$(145,449)	$(16,205)	$(390,182)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	46,020,000	45,000,000	45,976,284	45,000,000

(1)	Share amounts have been adjusted to reflect the 5:1 forward stock split completed January 21, 2009.

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
	For the Six Months Ended September 30		Inception of
			Exploration
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(145,449)	$(16,205)	$(390,182)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	41,914	—	100,540
Write-down of Mineral Property Acquisition Cost	—	—	30,000

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(1,089)	—	(2,200)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(31,663)	14,375	31,914

Net Cash Used in Operating Activities	(136,287)	(1,830)	(229,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition Costs	—	—	(30,000)
Net Cash Used in Investing Activities	—	—	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	500,000	—	633,500
Net Proceeds from Loan Payable	—	1,830	17,330

Net Cash Provided by Financing Activities	500,000	1,830	650,830

Net (Decrease) Increase in
Cash and Cash Equivalents	363,713	—	390,902
Cash and Cash Equivalents
at Beginning of Period	27,189	340	—
Cash and Cash Equivalents
at End of Period	$390,902	$340	$390,902

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			May 11, 2007
	For the Six Months Ended		Inception of
	September 30,	September 30,	Exploration
	2010	2009	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder	$—	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$—	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  Consulting expense of $58,626 has been recorded for the year ended March 31, 2010.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued for the current period resulting in the recognition of a reversal of stock-based compensation expense of $($77,931)for the three-months ended September 30, 2010 and the cumulative recognition of $41,914 in consulting expense for the six-months ended September 30, 2010.  No stock-based compensation expense was recognized in the prior periods ended September 30, 2009.

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

Organization and Basis of Presentation

Ranger Gold Corp. (formerly Fenario, Inc.) (the “Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada.  The Company’s business at that time was the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  On October 28, 2009 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 25,000,000 shares of common stock of the Company to Gurpartap Singh Basrai.

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

Nature of Operations

The Company has no products or services as of September 30, 2010.  The Company was established to operate in the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  However, the Company was not able to proceed in the intended business and on October 28, 2009 a change of control of the Company took place.  Subsequent to the change of control the Company became a mineral resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2010 has been omitted.  The results of operations for the six-month period ended September 30, 2010 is not necessary indicative of results for the entire year ending March 31, 2011.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $390,182 for the period from May 11, 2007 (inception) to September 30, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  In April 2010 the Company completed a financing for total proceeds of $500,000.  The funds from this financing are sufficient to fund the Company’s operations for the next twelve months.  However, management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Reclassifications

Certain reclassifications have been made in the financial statements for the three and six-months ended September 30, 2009 ended to conform to accounting and financial statement presentation for the corresponding periods ended September 30, 2010.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of September 30, 2010, the company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for September 30, 2010 and are thus not presented.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company has adopted Accounting Standards Codification ("ASC") Section 220 (formerly Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Operations.  Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at September 30, 2010 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 3 - EXPLORATION STAGE COMPANY - GOING CONCERN

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the six-months ended September 30, 2010 was $6,000 (2009 - $nil).  In addition, the Company has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition.  The Company paid $4,855 for fees and reimbursement of expenses under this agreement for the six-months ended September 30, 2010 (2009 - $nil).

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options. The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of $41,914 in consulting expense for the six-months ended September 30, 2010 with $6,725 being recorded as mineral property exploration expenditures and $35,189 as general and administrative. No stock-based compensation expense was recognized in 2009.

The following table sets forth the options outstanding under the 2010 Plan as of September 30, 2010:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2010	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, September 30, 2010	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at September 30, 2010:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$0.50	900,000	4.46	$0.50	500,000	$0.50
$1.00	500,000	4.46	$1.00	-	$1.00
	1,400,000		$0.68	500,000

The aggregate intrinsic value of stock options outstanding at September 30, 2010 was $nil and the aggregate intrinsic value of stock options exercisable at September 30, 2010 was also $nil.  No stock options were exercised during the three or six-months ended September 30, 2010.  As of September 30, 2010 there was $55,160 in unrecognized compensation expense that will be recognized over 2.50 years.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS (Continued)

A summary of status of the Company’s unvested stock options as of September 30, 2010 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at March 31, 2010	1,400,000	$0.68	$0.27
Granted	-	-	-
Vested	(500,000)	(0.50)	$0.29

Unvested at September 30, 2010	900,000	$0.78	$0.26

NOTE 7 - WARRANTS

The following table sets forth common share purchase warrants outstanding as of September 30, 2010:

Warrants Outstanding
Balance, March 31, 2010	1,100,000
Warrants granted	-
Balance, September 30, 2010	1,100,000

The following table lists the common share warrants outstanding at September 30, 2010.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	4.33	-	$ 0.25
550,000	$ 0.50	4.33	-	$ 0.50
1,100,000			-

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

On October 28, 2009 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 25,000,000 shares of common stock of the Company to Gurpartap Singh Basrai.  Effective as of October 28, 2009, in connection with the share acquisition, Mr. Basrai was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

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

The archeological and botanical surveys have been completed on the CX Property.  In addition, we have completed a geological and alteration map for the property. Ranger has collected all of the data from the previous programs and has confirmed the validity of the targets.  These targets have been prioritized and included in the permit applications the Company has filed with the Forest Service in Nevada.  The Forest Service in Nevada is currently short-staffed and has had to manage staff changes at their field offices.  As a result, Ranger has had a delay in receiving final approval for its budgeted drill program.  Given that the CX property has limited access in the winter months, it is likely that the drill program will be delayed until the spring of 2011.

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

We have submitted the permit for the drill program to the Forest Service but we are still waiting to determine if we need to complete archeological and botanical surveys.  As a result, Ranger has had a delay in receiving final approval for its budgeted drill program.  Given that the Truman Property has limited access in the winter months, it is likely that the drill program will be delayed until the spring of 2011.   In the interim, the Company is going to add more claims and complete a mapping and sampling program on the property.  Thorough mapping, including the underground workings, has never been done on the property.  The completion of the mapping will lead to better target definition.  The mapping is expected to take about 20 days.  The data will then be digitized and a new geologic map will be completed.

The Company also plans to add approximately 40 additional claims which would increase the group of claims to its historic size and cover known areas of alteration and mineralization that were excluded from the current claim block.  The budget for the sampling, mapping, and new claims is expected to be approximately $45,000.

Results of Operations

We did not earn any revenues during the three or six-months ended September 30, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three-months ended September 30, 2010 we had a net income of $22,634 compared to a net loss of $5,535 in the corresponding period in 2009.  The change was largely due to the recognition in the current quarter of a reversal of stock-based compensation expense of $77,931 of which $68,478 was recognized as general and administrative expenses and $9,453 recognized in mineral property exploration expenditures.  The reversal of stock-based compensation was due to the revaluation of stock-options granted in the prior year.  No stock-based compensation was recognized in the prior period.  Partially offsetting the effect of the reversal of stock-based compensation was an increase in mineral property exploration expenditures due to the initiation of exploration programs on the CX and Truman Properties that took place in the first quarter of the current year and continued into the second quarter.  The Company did not have any mineral property acquisition and exploration expenditures in 2009 as at that time the Company had not yet become a mineral exploration business.  General and administrative expenses decreased to ($52,907) in the three-months ended September 30, 2010 from $5,330 in the same period in 2009.  The change was largely due to the recognition of a reversal of stock-based compensation expense of $68,478 included in general and administrative expenses in the current year while none was recognized in the prior period.   Partially offsetting the effect of the reversal of stock-based compensation was an increase in administrative expenses associated with the Company’s new office.

For the six-months ended September 30, 2010 we had a net loss of $145,449 compared to $16,205 in the corresponding period in 2009.  The increase was partially due to the recognition of $41,914 in stock-based compensation of which $35,189 was included in general and administrative expenses and $6,725 was recognized as mineral property exploration expenditures.  The increase in the net loss was also due to the on-going exploration programs on the CX and Truman Properties that took place in the first quarter of the current year and continued on into the second quarter.  The Company did not have any mineral property acquisition and exploration expenditures in 2009 as at that time the Company had not yet become a mineral exploration business.  General and administrative expenses increased to $76,043 in the six-months ended September 30, 2010 from $15,830 in the same period in 2009.  In addition to the effect of the recognition of stock-based compensation, the increase was also due to a higher administrative expenses associated with setting up a new office and various regulatory expenses related to the Company’s name change, stock split, and management changes.

Liquidity and Capital Resources

We had cash of $390,902 and working capital of $379,893 as of September 30, 2010. We anticipate that we will incur the following expenses over the next twelve months:

•	$270,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s properties;

•	$55,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six-months ended September 30, 2010 was $136,287 compared to $1,830 during the six-months ended September 30, 2009.  A significant portion of the increase relates to an increase in the net loss in the current period of $145,449 compared to $16,205 in the prior period.  However, partially offsetting the effect of the increased net loss was the recognition of $41,914 in stock-based compensation in 2010 while no stock-based compensation was recognized in 2009.  Also impacting the cash used in operations was an outflow of $31,663 from accounts payable and accrued liabilities while in 2009 there was an inflow of $14,375 from accounts payable and accrued liabilities.  Cash received from financing activities was $500,000 from a private placement in 2010 compared to $1,830 in 2009 from proceeds of a loan. There were no investing activities for either of the six-months ended September 30, 2010 or 2009.

On April 20, 2010, the Company completed a private placement of 400,000 common shares at $1.25 per share for a total offering price of $500,000.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $390,182 for the period from May 11, 2007 (inception) to September 30, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Date:   November 9, 2010

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)