Form 10-Q
period 2010-12-31
Ranger Gold Corp.
filed 2011-02-04
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended December 31, 2010
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
[X] Yes                                 [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [   ]No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of February 3, 2011.

Item 1.  Financial Statements.
RANGER GOLD CORP.
 (An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
	2010	2010
ASSETS:
Current Assets:
Cash	$314,632	$27,189
Prepaid Expenses	1,645	1,111

Total Current Assets	316,277	28,300

Total Assets	$316,277	$28,300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,327	$44,872

Total Current Assets	6,327	44,872

Stockholders' Equity (Deficit):
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at December 31, 2010 and March 31, 2010	-	-
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
46,020,000 shares issued at December 31, 2010
(March 31, 2010 - 45,620,000)	4,602	4,562
Paid-In Capital	780,027	223,599
Deficit Accumulated Since Inception of the Development Stage	(474,679)	(244,733)

Total Stockholders' Equity (Deficit)	309,950	(16,572)

Total Liabilities and Stockholders' Equity	$316,277	$28,300

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		May 11, 2007
	Ended		Ended		(Inception) to
	December 31,		December 31,		December 31
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-

Gross Margin	-	-	-	-	-

Expenses:
Mineral Property Exploration Expenditures	51,953	23,512	121,359	23,512	174,430
General and Administrative	32,544	19,364	108,587	35,194	269,704

Net (Loss) Income from Operations	(84,497)	(42,876)	(229,946)	(58,706)	(444,134)

Other Income (Expense)
Interest Expense	-	-	-	(375)	(545)
Net Other Income (Expense)	-	-	-	(375)	(545)

Write-down of Mineral Property Acquisition Payments	-	(20,000)	-	(20,000)	(30,000)

Net (Loss) Income	$(84,497)	$(62,876)	$(229,946)	$(79,081)	$(474,679)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	46,020,000	45,000,000	45,991,014	45,000,000

(1)	Share amounts have been adjusted to reflect the 5:1 forward stock split completed January 21, 2009.

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
	For the Nine Months Ended December 31		Inception of
			Exploration
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(229,946)	$(79,081)	$(474,679)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	56,468	—	115,094
Promissory note issued for mineral property acquisition	—	20,000	—
Write-down of Mineral Property Acquisition Cost	—	—	30,000

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(534)	—	(1,645)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(38,545)	56,911	25,032

Net Cash Used in Operating Activities	(212,557)	(2,170)	(306,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition Costs	—	—	(30,000)
Net Cash Used in Investing Activities	—	—	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	500,000	—	633,500
Net Proceeds from Loan Payable	—	1,830	17,330

Net Cash Provided by Financing Activities	500,000	1,830	650,830

Net (Decrease) Increase in
Cash and Cash Equivalents	287,443	(340)	314,632
Cash and Cash Equivalents
at Beginning of Period	27,189	340	—
Cash and Cash Equivalents
at End of Period	$314,632	$—	$314,632

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			May 11, 2007
	For the Nine Months Ended		Inception of
	December 31,	December 31,	Exploration
	2010	2009	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder	$—	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$—	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  Consulting expense of $58,626 has been recorded for the year ended March 31, 2010.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued for the current period resulting in the recognition of an additional stock-based compensation expense of $14,554 for the three-months ended December 31, 2010 and the cumulative recognition of $56,468 in consulting expense for the nine-months ended December 31, 2010.  No stock-based compensation expense was recognized in the prior periods ended December 31, 2009.

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

Nature of Operations

The Company has no products or services as of December 31, 2010.  The Company was established to operate in the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  However, the Company was not able to proceed in the intended business and on October 28, 2009 a change of control of the Company took place.  Subsequent to the change of control the Company became a mineral resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2010 has been omitted.  The results of operations for the nine-month period ended December 31, 2010 is not necessary indicative of results for the entire year ending March 31, 2011.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $474,679 for the period from May 11, 2007 (inception) to December 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  In April 2010 the Company completed a financing for total proceeds of $500,000.  The funds from this financing are sufficient to fund the Company’s operations for the next twelve months.  However, management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Reclassifications

Certain reclassifications have been made in the financial statements for the three and nine-months ended December 31, 2009 ended to conform to accounting and financial statement presentation for the corresponding periods ended December 31, 2010.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of December 31, 2010, the company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for December 31, 2010 and are thus not presented.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at December 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.

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

On March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and consisted of 52 unpatented claims (the “Truman”) at the time the property was optioned to the Company.  Upon execution of the Agreement the Company paid MinQuest $10,000 and well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the nine-months ended December 31, 2010 was $9,000 (2009 - $1,000).  In addition, the Company has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition.  The Company paid $4,855 for fees and reimbursement of expenses under this agreement for the nine-months ended December 31, 2010 (2009 - $nil).  The Company’s President and CEO does not draw a regular salary from the Company.  However, during the three-months ended December 31, 2010 the Company paid its President and CEO $10,000 (2009 - $nil) in management fees.  This was the first salary of any kind paid out to the President and CEO.

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options. The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of $56,468 in consulting expense for the nine-months ended December 31, 2010 with $12,530 being recorded as mineral property exploration expenditures and $43,938 as general and administrative. No stock-based compensation expense was recognized in 2009.

The following table sets forth the options outstanding under the 2010 Plan as of December 31, 2010:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2010	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, December 31, 2010	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at December 31, 2010:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.50	900,000	4.21	$ 0.50	500,000	$ 0.50
$ 1.00	500,000	4.21	$ 1.00	-	$ 1.00

	1,400,000		$ 0.68	500,000

The aggregate intrinsic value of stock options outstanding at December 31, 2010 was $nil and the aggregate intrinsic value of stock options exercisable at December 31, 2010 was also $nil.  No stock options were exercised during the three or nine-months ended December 31, 2010.  As of December 31, 2010 there was $35,606 in unrecognized compensation expense that will be recognized over 2.25 years.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS (Continued)

A summary of status of the Company’s unvested stock options as of December 31, 2010 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at March 31, 2010	1,400,000	$0.68	$0.27
Granted	-	-	-
Vested	(500,000)	(0.50)	$0.29

Unvested at December 31, 2010	900,000	$0.78	$0.26

NOTE 7 - WARRANTS

The following table sets forth common share purchase warrants outstanding as of December 31, 2010:

Warrants Outstanding
Balance, March 31, 2010	1,100,000
Warrants granted	-
Balance, December 31, 2010	1,100,000

The following table lists the common share warrants outstanding at December 31, 2010.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	4.08	-	$ 0.25
550,000	$ 0.50	4.08	-	$ 0.50
1,100,000			-

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Truman Property

On March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and consisted of 52 unpatented claims (the “Truman”) at the time the property was optioned to the Company.  By March 29, 2020 an aggregate $510,000 in annual option payments and a minimum aggregate $2,500,000 in annual exploration expenditures are due under the agreement.

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

Subsequent to the original property option agreement, the company has added an additional 45 claims to the Truman Property. We have submitted the permit for the drill program to the Forest Service but we are still waiting to determine if we need to complete archeological and botanical surveys.  As a result, Ranger has had a delay in receiving final approval for its budgeted drill program.  Given that the Truman Property has limited access in the winter months, it is likely that the drill program will be delayed until the spring of 2011.   Thorough mapping, including the underground workings, has never been done on the property.  The completion of the mapping will lead to better target definition.  The mapping is expected to take about 20 days.  The data will then be digitized and a new geologic map will be completed.

Results of Operations

We did not earn any revenues during the three or nine-months ended December 31, 2010 or 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three-months ended December 31, 2010 we had a net loss of $84,497 compared to a net loss of $62,876 in the corresponding period in 2009.  The change was largely due to the recognition in the current quarter of $14,554 in stock-based compensation expense of which $8,750 was recognized as general and administrative expenses and $5,804 recognized in mineral property exploration expenditures.  No stock-based compensation was recognized in the prior period.  The increase in mineral property exploration expenditures to $51,953 for the quarter ended December 31, 2010 from $23,512 in the prior quarter was partially due the effect of stock-based compensation.  In addition, the Company did incur the expense of filing 45 additional Truman claims during the current quarter but this increase was largely offset by less activity in the three-months ended December 31, 2010 compared to 2009.  In 2009, the Company acquired the CX Property and paid the property owner $23,512 in holding costs while in the current quarter the Company has largely been waiting to get approval for its drill programs.  General and administrative expenses increased to $32,544 in the three-months ended December 31, 2010 from $19,364 in the same period in 2009.  The change was largely due to the recognition of $8,750 in stock-based compensation expense included in general and administrative expenses in the current year while none was recognized in the prior period.  In addition, there was an increase in administrative expenses associated with the cost of maintaining an office as well as paying more directors’ fees.

For the nine-months ended December 31, 2010 we had a net loss of $229,946 compared to $79,081 in the corresponding period in 2009.  The increase was partially due to the recognition of $56,468 in stock-based compensation of which $43,938 was included in general and administrative expenses and $12,530 was recognized as mineral property exploration expenditures.  The increase in the net loss was also due to the on-going preparation for exploration programs on the CX and Truman Properties that took place in the first quarter of the current year and continued on into the second quarter.  In addition, the Company incurred the cost of filing an additional 45 claims on the Truman Property during the nine-months ended December 31, 2010.  In the prior period the Company reimbursed the CX Property owner $23,512 in holding costs and did not incur any mineral property exploration expenditures.  The initial $20,000 property option payment for the CX property was written off as the CX Property does not contain any known resources or reserves.  General and administrative expenses increased to $108,587 in the nine-months ended December 31, 2010 from $35,194 for the same period in 2009.  In addition to the effect of the recognition of stock-based compensation, the increase was also due to a higher administrative expenses associated with setting up a new office, payment of higher directors’ fees and various regulatory expenses related to the Company’s name change, stock split, and management changes.

Liquidity and Capital Resources

We had cash of $314,632 and working capital of $309,950 as of December 31, 2010. We anticipate that we will incur the following expenses over the next twelve months:

•	$250,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s properties;

•	$55,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine-months ended December 31, 2010 was $212,557 compared to $2,170 during the nine-months ended December 31, 2009.  A significant portion of the increase relates to an increase in the net loss in the current period of $229,946 compared to $79,081 in the prior period.  However, partially offsetting the effect of the increased net loss was the recognition of $56,468 in stock-based compensation in 2010 while no stock-based compensation was recognized in 2009.  Also impacting the cash used in operations was an outflow of $38,545 from accounts payable and accrued liabilities while in 2009 there was an inflow of $56,911 from accounts payable and accrued liabilities.  Cash received from financing activities was $500,000 from a private placement in 2010 compared to $1,830 in 2009 from proceeds of a loan. There were no investing activities for either of the nine-months ended December 31, 2010 or 2009.

On April 20, 2010, the Company completed a private placement of 400,000 common shares at $1.25 per share for a total offering price of $500,000.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $474,679 for the period from May 11, 2007 (inception) to December 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and  Exchange  Commission. Our Chief Executive Officer and  Chief  Financial Officer have reviewed the effectiveness  of  our "disclosure controls  and  procedures"  (as  defined   in   the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and  have  concluded  that our disclosure controls and procedures over financial reporting were not effective based upon the COSO criteria due to the following material weakness:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended December 31, 2010 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

During the most recently completed quarter ended December 31, 2010, the Company made use of a small number of administrative assistants and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

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

Date:   February 3, 2011

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)