Form 10-K
period 2011-03-31
Ranger Gold Corp.
filed 2011-06-29
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September 30, 2010 was approximately $5,255,000.

The number of shares of the issuer’s common stock issued and outstanding as of June 28, 2011 was 46,020,000 shares.

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

On November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 77 unpatented claims.

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

On March 16, 2010 Shelby Cave was elected to the Board of Directors of the Company.

On March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 98 unpatented claims.

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

The Company expects that it will need approximately $421,000 to fund its operations during the next twelve months which will include property option payments, exploration of its properties as well as the costs associated with maintaining an office.  The Company completed a financing on April 20, 2010 for total proceeds of $500,000.  However, after incurring expenses since the financing, the cash from this financing is not sufficient to fund its planned operations for the next twelve months.  In order to develop its properties, the Company will need to obtain additional financing.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. We do not have sufficient cash on hand to fund our operating needs to March 31, 2012 and we will need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Arizona and Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

9. Because access to our mineral claims is restricted by inclement weather we may be delayed in our exploration

Access to our mineral properties is restricted through some of the year due to weather in the local area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

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

12. Our auditors’ opinion on our March 31, 2011 and 2010 financial statements includes an explanatory paragraph in respect of there being substantial doubt about our ability to continue as a going concern.

We have incurred net losses of $591,796 from May 11, 2007 (inception) to March 31, 2011.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  We anticipate generating losses for at least the next 12 months.  Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern.  We will need to obtain additional funds in the future.  Our plans to deal with this cash requirement include loans from existing shareholders, raising additional capital from the public or private sale of equity or entering into a strategic arrangement with a third party.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in our company.

RISKS RELATING TO OUR COMMON SHARES

13. We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 500,000,000 common shares, of which 46,020,000 shares are issued and outstanding.  The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing shareholders. We may value any common shares issued in the future on an arbitrary basis.  The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common shares.

14. Our common shares are subject to the "Penny Stock" Rules of the SEC and we have no established market for our securities, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than USD $5.00 per share or with an exercise price of less than USD $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

15. Because we do not intend to pay any cash dividends on our common shares, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common shares in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

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
38°09.000' N
37°49.000' N
37°30.000' N
N E V A D A
B A S
CX Project
Truman Project
YOSEMITE NATIONAL PARK
Sparks
Carson City
Virginia City
Dayton
Silver Springs
Fallon
Hazen
Fernley
Wadsworth
Nixon
Sutcliffe
Stewart
Genoa
Minden
Gardnerville
Yerington
Mason
Wabuska
Schurz
Smith
Wellington
Woodfords
Markleeville
Coleville
Walker
Hawthorne
Babbitt
Luning
Mina
Gabbs
Ione
Austin
Frenchman
Round Mountain
Manhattan
Tonopah
Goldfield
Silver Peak
Coaldale
Basalt
Mount Montgomery
Montgomery Pass
Benton
Dyer
Bridgeport
Lee Vining
Mono Craters
June Lake
Mammoth Lakes
Toms Place
Bishop
Yosemite Village
Wawona
Fish Camp
Midpines
Eureka
Duckwater
Currant
Lund
Warm Springs
Lunar Crater
Carson Sink
Humboldt Salt Marsh
Walker Lake
Mono Lake
Lahontan Res.
Columbus Salt Marsh
Stillwater Range
Clan Alpine Mts.
Desatoya Mts.
Shoshone Mts.
Toiyabe Range
Toquima Range
Monitor Range
Simpson Park Mts.
Big Smoky Valley
Hot Creek Range
Pancake Range
White Pine Range
Grant Range
Kawich Range
Excelsior Mts.
White Mountain
Wassuk Range
Gabbs Valley Ra.
Gillis Ra.
Diamond Mts.
Egan Range
Butte Mts.
Mt. Jefferson
Monitor Peak
Wildcat Peak
Mt. Callaghan
Roberts Creek Mt.
Antelope Peak
Summit Mountain
Ninemile Peak
Mount Hamilton
Currant Mt.
Timber Mt.
Troy Peak
Morey Peak
Bald Mt.
Boundary Peak
Pilot Peak
Mt. Grant
Mt. Ferguson
North Shoshone Peak
South Shoshone Peak
Kawich Peak
Reveille Peak
Quartzite Mt.
Mt. Helen
Worthington Peak
0 10 20 30 40 50 60 miles
0 25 50 75 100 km
TN MN 14°
Printed from TOPO! ©2001 National Geographic Holdings (www.topo.com)

Map of our CX and Truman Properties located in Nevada.

CX Property

Acquisition of Interest

Pursuant to a Property Option Agreement, dated as of November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and consisted of 72 unpatented claims (the ‘CX”) at the time of the option.  The company has since added 5 additional unpatented claims to bring the total number of claims currently held to 77.  Annual option payments and minimum annual exploration expenditures are as noted below:

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

Upon execution of the CX agreement, MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  On February 25, 2010 the Company paid the $20,000 balance of the note as well as reimbursed MinQuest for CX’s holding and related property costs in the amount of $23,512. On February 25, 2011, the Company made the second option payment of $20,000 to MinQuest.

Description and Location of the CX Property

The CX Property is located in Nye County, Nevada, 80 km north of Tonopah and currently consists of 77 unpatented claims.

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

Geological Exploration Program

In April 2010 our Board of Directors approved a $150,000 exploration program that will include 3,000 feet of reverse circulation drilling.  Previous exploration mainly focused on a small core area where numerous drill holes were concentrated.  The core area occurs near the center of the claim block.  The outlying targets were tested with wide-spaced, shallow drill holes.  Some of the targets had two episodes of drilling, both confirming the existence of gold and silver mineralization.  These outlying targets were poorly understood, but remain attractive targets.  Subsequent drilling added to the understanding of the model through detailed mapping, sampling and a geophysical survey.  However, the program was prematurely truncated due to budget cuts.  The various targets were further defined, but never tested by drilling.

Ranger has collected all of the data from the previous programs, confirmed the validity of the targets, prioritized the best ones and will test them with a drill program.  Biological and cultural surveys were conducted on the CX in May and July of 2010 respectively.

The Company had intended on undertaking its planned drill program in the summer of 2010.  Due to delays in receiving the permits for drilling, Ranger will now complete the field portion of the drill program in the summer of 2011.  The Company has received approval of its drilling permit and bond calculation and has made the bond payment of $16,000 to the United States Forest Service.  In addition, the Company has engaged a contract driller and will commence drilling once the last of the snow has melted and the roads have dried enough to allow access to the CX Property.

Truman Property

Acquisition of Interest

Pursuant to a Property Option Agreement dated March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and consisted of 52 unpatented claims (the “Truman”) at the time of acquisition.  Subsequent to the option agreement, the Company has staked an additional 46 claims bringing the total number of claims at Truman to 98.  Annual option payments and minimum annual exploration expenditures are as noted below:

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

Upon execution of the Agreement the Company paid MinQuest $10,000 and well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859. On March 29, 2011, the Company made the $10,000 payment due to MinQuest under the option agreement.

Description and Location of the Truman Property

The Truman Property is located within the Buena Vista Mining District in southwestern Mineral County, Nevada, USA approximately 161 kilometers west of Tonopah, Nevada and 72.4 kilometers north-northeast of Bishop, California and currently consists of 98 unpatented claims.

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

The company intends to concentrate on three previously identified mineralized zones.  Although the various targets were previously discovered by others, they remain poorly explored because of past property disputes or a lack of understanding of the geology and an ore model.  Recent breakthroughs in geologic concepts in the immediate area and ore models typified by the aforementioned targets coupled with the historic results collected from the work of others provides an opportunity for Ranger.

A mapping and sampling program was initiated on the Truman in mid-October, 2010.  An extensive evaluation of underground workings was carried out throughout the project area.  This evaluation resulted in the survey, underground mapping and sampling of approximately 4,200 feet of historic adits and stopes.  Surface mapping and sampling was also carried out in the western portion of the property.  This mapping was intended to follow up on silver in soil samples from historic sampling carried out by Noranda in the early 1990’s.  A total of 118 underground samples and 8 surface samples were collected during this exercise.  The underground samples were continuous chip samples collected over widths ranging from 3 to 50 feet and averaging 20 feet.  The results of this work identified several mineralized structures.

As with the CX, the Company had intended on undertaking its planned drill program in the summer of 2010.  Due to delays in receiving the permits for drilling, Ranger will now complete the field portion of the drill program in the summer of 2011.  Ranger has mapped the target areas and defined the targets with additional underground sampling and mapping carried out during the fall of 2010.  The biological and cultural surveys have been initiated for the Truman project in April, 2011.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the Financial Industry Regulatory Authority Over The Counter Bulletin Board (“OTCBB”) under the symbol “RNGC.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending March 31, 2011 and March 31, 2010:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2011	Fourth Quarter	$0.50	$0.16
	Third Quarter	$0.48	$0.17
	Second Quarter	$1.05	$0.175
	First Quarter	$1.92	$0.41
2010	Fourth Quarter	$1.10	$0.15
	Third Quarter	$0.03	$0.03
	Second Quarter	$0.03	$0.03
	First Quarter	$0.03	$0.03

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On June 27, 2011, there were approximately thirty-one (31) holders of record of the Company’s common stock.

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

Warrants or Options.

At March 31, 2011 the Company had 1,400,000 common stock options and 1,100,000 common share purchase warrants outstanding.  Each common stock option and warrant is convertible into one share of common stock of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. Set forth below is certain information as of March 31, 2011, the end of our most recently completed fiscal year, regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders – as of March 31, 2011
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders(1)	5,000,000	$0.68	3,600,000
Equity compensation plans not approved by security holders (2)	1,100,000	$0.38	N/A

(1)
As of March 31, 2011, there were a total of 1,400,000 options granted under the 2010 Plan with exercise prices ranging from $0.50 per share to $1.00 per share.   Of these options, 1,100,000 options have vested with the remaining options vesting over two years.

(2)
Represents share purchase warrants granted as part of a private placement previously completed by the Company.  Each warrant is exercisable into one common share.  Half of the warrants have vested and the balance vest January 25, 2012.

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

Plan of Operation

During the twelve-month period ending March 31, 2012, our objective is to continue to explore the properties subject to our mineral claims.  The funds in our treasury are not sufficient to meet all planned activities as outlined below. The Company expects that it will need approximately $421,000 to fund its operations during the next twelve months which will include property option payments, exploration of its properties as well as the costs associated with maintaining an office.  The Company completed a financing on April 20, 2010 for total proceeds of $500,000.  However, the cash from this financing is not sufficient to fund its planned operations for the next twelve months.  In order to develop its properties, the Company will need to obtain additional financing.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

We do not anticipate any equipment purchases in the twelve months ending March 31, 2012.

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

CX Property

Pursuant to a Property Option Agreement, dated as of November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 77 unpatented claims (the ‘CX”).  To earn a 100% interest in the CX, the Company must make certain annual option payments totaling $480,000 and incur certain annual exploration expenditures totaling $2,500,000 to February 25, 2020. Upon execution of the CX agreement, MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  On February 25, 2010 the Company paid the $20,000 balance of the note as well as reimbursed MinQuest for CX’s holding and related property costs in the amount of $23,512.  On February 25, 2011 the Company made the second property option payment of $20,000 required under the CX agreement.  As a result of the CX property not containing any known resources, the Company has written down its property option payments made to March 31, 2011 in the statements of operations and comprehensive loss at March 31, 2011 and 2010 respectively.

In April 2010 our Board of Directors approved a $150,000 exploration program that will include 3,000 feet of reverse circulation drilling.  Previous exploration mainly focused on a small core area where numerous drill holes were concentrated.  The core area occurs near the center of the claim block.  The outlying targets were tested with wide-spaced, shallow drill holes.  Some of the targets had two episodes of drilling, both confirming the existence of significant gold and silver mineralization over substantial widths.  These outlying targets were poorly understood, but remain attractive targets.  Subsequent drilling added to the understanding of the model through detailed mapping, sampling and a geophysical survey.  However, the program was prematurely truncated due to budget cuts.  The various targets were further defined, but never tested by drilling.

Ranger has collected all of the data from the previous programs, confirmed the validity of the targets, prioritized the best ones and will test them with a drill program.  Biological and cultural surveys were conducted on the CX in May and July of 2010 respectively.

The Company had intended on undertaking its planned drill program in the summer of 2010.  Due to delays in receiving the permits for drilling, Ranger will now complete the field portion of the drill program in the summer of 2011.  The Company has received approval of its drilling permit and bond calculation and has made the bond payment of $16,000 to the United States Forest Service.  In addition, the Company has engaged a contract driller and will commence drilling once the last of the snow has melted and the roads have dried enough to allow access to the CX Property.

Truman Property

Pursuant to a Property Option Agreement dated March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 98 unpatented claims (the “Truman”).  To earn a 100% interest in the Truman the Company must make certain annual option payments totaling $510,000 and incur certain annual exploration expenditures totaling $2,500,000 to March 29, 2020. Upon execution of the Agreement the Company paid MinQuest $10,000 and well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859. On March 29, 2011 the Company made the second property option payment of $10,000 required under the Truman agreement.  As a result of the Truman property not containing any known resources, the Company has written down its property option payments made to March 31, 2011 in the statements of operations and comprehensive loss at March 31, 2011 and 2010 respectively.

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

The company intends to concentrate on three previously identified mineralized zones.  Although the various targets were previously discovered by others, they remain poorly explored because of past property disputes or a lack of understanding of the geology and an ore model.  Recent breakthroughs in geologic concepts in the immediate area and ore models typified by the aforementioned targets coupled with the historic results collected from others work provides an opportunity for Ranger.

A mapping and sampling program was initiated on the Truman in mid-October, 2010.  An extensive evaluation of underground workings was carried out throughout the project area.  This evaluation resulted in the survey, underground mapping and sampling of approximately 4,200 feet of historic adits and stopes.  Surface mapping and sampling was also carried out in the western portion of the property.  This mapping was intended to follow up on silver in soil samples from historic sampling carried out by Noranda in the early 1990’s.  A total of 118 underground samples and 8 surface samples were collected during this exercise.  The underground samples were continuous chip samples collected over widths ranging from 3 to 50 feet and averaging 20 feet.  The results of this work identified several mineralized structures.

As with the CX, the Company had intended on undertaking its planned drill program in the summer of 2010.  Due to delays in receiving the permits for drilling, Ranger will now complete the field portion of the drill program in the summer of 2011.  Ranger has mapped the target areas and defined the targets with additional underground sampling mapping was carried out during the fall of 2010.  The biological and cultural surveys have been initiated for the Truman project in April, 2011.

Results of Operations

The Year Ended March 31, 2011 compared to the Year Ended March 31, 2010

We did not earn any revenues during the years ended March 31, 2011 or 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended March 31, 2011 we had a net loss of $347,063 compared to $187,903 in the corresponding period in 2010.  The increase in the net loss was largely due to the initiation of the exploration programs at the CX and Truman properties and higher general and administration costs.  Mineral property exploration costs increased to $159,420 in 2011 compared to $53,071 in 2010.  The CX and Truman properties were optioned from MinQuest in the fourth quarter of fiscal 2010.  As a result, we incurred minimal exploration expenses in 2010 compared to 2011.  Mineral exploration costs incurred in fiscal 2011 related to mapping, sampling, and the preparation of the drilling permit applications for both properties.  In addition, stock-based compensation expense included in mineral exploration expenses increased to $39,448 in 2011 from $7,710 in 2010.  Property option payments were an aggregate $30,000 in both 2011 and 2010.

General and administrative expenses increased to $157,643 for the year ended March 31, 2011 from $104,457 for the same period in 2010.  The increase was largely due to an increase in stock-based compensation expense to $89,084 in 2011 from $50,916 in 2010.  Most of the balance of the increase related to an increase in directors’ fees from $2,750 in 2010 to $12,000 in 2011.  The increase was due to two directors serving on the Board of Directors for the whole year in 2011 while they only served a portion of the year in 2010.

Liquidity and capital resources

We had working capital of $264,897 at March 31, 2011 consisting of cash of $270,803, prepaid expenses of $1,090, and total current liabilities of $6,996.

We anticipate that we will incur the following to March 31, 2012:

-	$40,000 in connection with property option payments under the Company’s CX and Truman option agreements;

-	$327,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s property option agreements;

-	$54,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Cash used in operations was $226,386 for the year ended March 31, 2011 while it was $37,981 for 2010.  The increase in cash used in operations was largely due to an increase in the net loss in 2011 to $347,063 from a net loss of $187,903 in 2010.   In addition, in 2011, accounts payable and accrued liabilities were decreased by $37,876 while in 2010 they were increased by $62,407.  The effect of the change over the two year period resulted in an $188,405 difference in cash flows from 2011 compared to 2010.  Partially offsetting the impact of the increased net loss was an increase in stock-based compensation to $128,532 in 2011 from $58,626 in 2010.  Property option payments of $30,000 that have been included in the net loss for 2011 and 2010 have been classified as an investing activity on the statement of cash flows.  As a result of there being no known resource on either of the Company’s exploration properties, the property option payments have been written off and disclosed as investing activities.  Cash flows from financing activities for 2011 were the result of $500,000 received from a private placement while in 2010 they were the result of $93,000 received from private placements and $1,830 in proceeds received from a loan payable.  The total loan balance of $17,330 was forgiven in 2010.

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

Going Concern Consideration

Management believes that the gross proceeds from the private placements will not be sufficient to continue our planned activities to March 31, 2012, the end of our next fiscal year. We anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

Item 9A). Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2011, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Gurpartap Singh Basrai. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of March 31, 2011 the Company’s internal control over financial reporting was effective based upon the COSO criteria.

Lack of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Appointed
Gurpartap Singh Basrai	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary Treasurer, and Director	59	October 28, 2009
Paul Strobel	Director	63	November 6, 2009
Shelby Cave	Director	34	March 16, 2010

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gurpartap Singh Basrai is an accomplished businessman who has owned and operated several businesses in the Fremont, California area for over 30 years.  In 2004 he was the President of the Alameda County Pharmacist Association and is a current Board member of the Alameda Alliance for Health, a company which provides health care coverage to over 100,000 children and adults.   In addition, Mr. Basrai is an active consultant to several Intermediate Care Facilities as well as the Fremont Surgery Center. Mr. Basrai holds a Doctorate of Pharmacy from the UOP School of Pharmacy.  Mr. Basrai is also the sole executive officer of Tundra Gold Corp., a publicly-traded, junior exploration company. Mr. Basrai was appointed to the Board of Directors as he is an accomplished business man with decades of experience in operating successful businesses.

Paul Strobel is an accomplished geologist who has over 30 years of practical experience. Since 2008 he has been the Managing Partner of Western Resource Consultants which is a privately-held business providing consulting services to the mineral exploration industry.  Prior to his current role he was a Vice President at Gold Reef International for one year, General Manager at Chambers Group, Inc. for one year and from 1997 to 2005 he was a contract geologist for Marston Environmental.   Mr. Strobel holds a Bachelor of Science degree from the University of Arizona.  Mr. Strobel is also the sole executive officer of BCS Solutions, Inc., a publicly traded company that offers electronically-based invoicing and collection solutions to small and medium-sized businesses.  Mr. Strobel was appointed to the Board of Directors as he is a geologist with decades of experience.

Shelby Cave is in the final stage of completing her doctorate degree in geological sciences at Arizona State University (“ASU”) where she was a researcher and instructor from 2001 to 2010.   From 2008 to 2010 she also worked as a contract geologist for a number of exploration companies.  Currently she is a mine site geologist for Freeport-McMoran Copper & Gold Inc.  Ms. Cave obtained a Bachelor of Geological Science degree from the University of North Carolina in 2000 and a Master’s in Geological Sciences from ASU in 2004.  Ms. Cave was appointed to the Board of Directors as she is a geologist with knowledge of Nevada.

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of Directors. Other than described in Section 10 below, we have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended March 31, 2011, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended March 31, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2010 fiscal year.

SUMMARY COMPENSATION TABLE

						Non-Equity		Nonqualified	All
Name and				Stock	Option	Incentive Plan		Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation		Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)		Earnings ($)	($)	($)
Gurpartap Singh Basrai	2011	$10,000	0	0	0		0	0	0	0
President, Chief Executive Officer	2010	0	0	0	0		0	0	0	0

Uziel Leibowitz Former President and Chief Executive Officer (1)	2011 2010	0 0	0 0	0 0	0 0		0 0	0 0	0 0	0 0

(1)During the period from May 11, 2007 (inception) to October 28, 2009, Uziel Leibowitz was our President, Chief Executive Officer, Chairman and director. During such period, Mr. Leibowitz did not receive any compensation for his services. Mr. Leibowitz resigned from the company on October 28, 2009.

Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of March 31, 2011.

Compensation of Directors

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Paul Strobel	2011	10,855	0	0	0	0	0	10,855
	2010	2,500	0	0	0	0	0	2,500
Shelby Cave	2011	6,000	0	0	0	0	0	6,000
	2010	250	0	0	0	0	0	250

The Company pays two of its Directors $500 per month to serve on the Board of Directors.  Payments commence effective the date of appointment and continue as long as the respective individual remains a member of the Board of Directors.  During the twelve months ended March 31, 2011 the Company paid Mr. Strobel $6,000 (2010 - $2,500) and paid Ms. Cave $6,000 (2010 - $250) respectively.  Effective April 1, 2010 the Company executed a consulting agreement with Mr. Strobel to assist the Company with identifying and assessing potential property acquisitions.

The Company paid $4,855 for fees and reimbursement of expenses under this agreement for the year ended March 31, 2011 (and nothing in 2010).

Item 12. Security Ownership of Certain Beneficial Owners and Management                                                                                                                                          and Related Stockholder Matters.

The following table lists, as of June 28, 2011, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 46,020,000 shares of Common Stock which are issued and outstanding as of June 28, 2011.  Unless indicated otherwise, all addresses below are c/o Ranger Gold Corp., 2533 N. Carson Street, Suite 5018, Carson City, Nevada, 89706.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Gurpartap Singh Basrai	25,000,000	54.3%
Paul Strobel	0	0
Shelby Cave	0	0
Directors and Officers as a Group (3 individuals)	25,000,000	54.3%

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans is set forth above under Part II, Item 5.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the years ended March 31, 2011 and March 31, 2010 was $12,000 and $2,750, respectively.

The Company also has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition or option by the Company.  The Company paid $4,855 for fees and reimbursement of expenses under this agreement for the year ended March 31, 2011 and nothing during the year ended March 31, 2010.

The Company’s President and CEO does not draw a regular salary from the Company.  However, during the year ended March 31, 2011 the Company paid its President and CEO $10,000 in management fees.  This was the first salary of any kind paid out to the President and CEO.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the NYSE Alternext US (formerly known as the American Stock Exchange).

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Wolinetz, Lafazan & Company P.C. was the independent registered public accounting firm for the Company from May 11, 2007 (inception) until November 4, 2009. On November 4, 2009, the Company named Robison, Hill & Co. as its principal independent accountants. The decision to change accountants was approved by the Board of Directors.  Fees billed to the Company for the fiscal years ending March 31, 2011 and 2010 are set forth below:

	Fiscal year ending March 31, 2011	Fiscal year ending March 31, 2010
Audit Fees	$30,243	$12,000
Audit Related Fees	0	0
Tax Fees	500	0
All Other Fees	0	0

As of March 31, 2011, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15. Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.2	By-Laws of Registrant. (1)
4.1	Form of stock certificate. (1)
4.2	Form of Class A Warrant. (3)
4.3	Form of Class B Warrant. (3)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	CX Property Option Agreement dated November 27, 2009 by and between Ranger Gold Corp. and MinQuest, Inc. (2)
10.3	Form of Regulation S Subscription Agreement (3)
10.4	2010 Stock Option Plan (4)
10.5	Form of Regulation S Subscription Agreement (5)
10.6	Truman Property Option Agreement dated March 29, 2010 by and between Ranger Gold Corp. and MinQuest, Inc. (6)
10.7	Form of Regulation S Subscription Agreement (7)
10.8	Service Agreement dated April 1, 2010 by and between Paul Strobel and Ranger Gold Corp. (attached hereto)
31	Rule 13a-14(a)/15d14(a) Certifications (attached hereto)
32	Section 1350 Certifications (attached hereto)

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
(3) Previously filed with the Company’s Form 8-K submitted to the SEC on January 26, 2010.
(4) Previously filed with the Company’s Form 8-K submitted to the SEC on February 4, 2010.
(5) Previously filed with the Company’s Form 8-K submitted to the SEC on March 3, 2010.
(6) Previously filed with the Company’s Form 8-K submitted to the SEC on April 1, 2010.
(7) Previously filed with the Company’s Form 8-K submitted to the SEC on April 26, 2010.

RANGER GOLD CORP.

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

March 31, 2011 and 2010

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
March 31, 2011 and 2010	F - 2

Statements of Operations for the
Years Ended March 31, 2011 and 2010 and the Cumulative Period
from May 11, 2007 (inception) to March 31, 2011	F - 3

Statement of Stockholders’ Equity
Since May 11, 2007 (inception) to March 31, 2011	F - 4

Statements of Cash Flows for the
Years Ended March 31, 2011 and 2010 and the Cumulative Period
from May 11, 2007 (inception) to March 31, 2011	F – 11

Notes to Financial Statements	F - 13

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Ranger Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Ranger Gold Corp. (an exploration stage company) as of March 31, 2011 and March 31, 2010 and the related statements of operations, and cash flows for the years ended March 31, 2011 and March 31, 2010 and the cumulative since May 11, 2007 (inception) to March 31, 2011, and the statement of stockholder’s equity since May 11, 2007 (inception) to March 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranger Gold Corp. (an exploration stage company) as of March 31, 2011 and the results of its operations and its cash flows for the years ended March 31, 2011 and 2010 and the cumulative since May 11, 2007 (inception) to March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses of approximately $592,000 and has no source of revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_/s/ Robison, Hill & Co.___
Certified Public Accountants

Salt Lake City, Utah
June 27, 2011

RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2011	2010
ASSETS:
Current Assets:
Cash	$270,803	$27,189
Prepaid expenses	1,090	1,111
Total Current Assets	271,893	28,300

Total Assets	$271,893	$28,300

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,996	$44,872

Total Current Liabilities	6,996	44,872

Stockholders’ Equity (Deficit)
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at March 31, 2011 and 2010	—	—
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
Issued 46,020,000 shares at
March 31, 2011 (March 31, 2010 – 45,620,000)	4,602	4,562
Paid-In Capital	852,091	223,599
Deficit Accumulated Since Inception of Exploration Stage	(591,796)	(244,733)

Total Stockholders’ Equity (Deficit)	264,897	(16,572)

Total Liabilities and Stockholders’ Equity (Deficit)	$271,893	$28,300

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			May 11, 2007
	For the Year Ended		Inception of
	March 31,		Exploration
	2011	2010	State
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses
Mineral Property Exploration Expenditures	159,420	53,071	212,491
General and Administrative	157,643	104,457	318,760

Net Loss from Operations	(317,063)	(157,528)	(531,251)

Other Income (Expense)
Interest	—	(375)	(545)

Net Other Income (Expense)	—	(375)	(545)

Write-down of Mineral Property Acquisition Payments	(30,000)	(30,000)	(60,000)

Net Loss	$(347,063)	$(187,903)	$(591,796)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	45,998,082	45,101,973

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Par Value	Shares(1)	Par Value	Capital	Stage	Total
Balance at May 11, 2007
(inception)	—	$—	—	$ —	$ —	$ —	$ —

Common Stock Issued to Founder
at $0.00002 per share, May, 2007	—	—	25,000,000	2,500	(2,000)	—	500
Common Stock Issued at $0.002
per share, January, 2008	—	—	20,000,000	2,000	38,000	—	40,000
Net Loss	—	—	—	—	—	(2,850)	(2,850)

Balance at March 31, 2008	—	—	45,000,000	4,500	36,000	(2,850)	37,650
Net Loss	—	—	—	—	—	(53,980)	(53,980)

Balance at March 31, 2009	—	—	45,000,000	4,500	36,000	(56,830)	(16,330)

Contributions from shareholders	—	—	—	—	36,035	—	36,035
Common Stock Issued at $0.15 per
share, January, 2010	—	—	550,000	55	82,445	—	82,500
Common Stock Issued at $0.15 per
share, March, 2010	—	—	70,000	7	10,493	—	10,500
March 2010, Compensation
from the Issuance of Stock
Options at Fair Market Value	—	—	—	—	58,626	—	58,626
Net Loss	—	—	—	—	—	(187,903)	(187,903)

Balance March 31, 2010	—	$—	45,620,000	$4,562	$223,599	(244,733)	$ (16,572)

Common Stock Issued at $1.25 per
share, April, 2010	—	—	400,000	40	499,960	—	500,000
Options at Fair Market Value	—	—	—	—	128,532	—	128,532
Net Loss	—	—	—	—	—	(347.063)	(347.063)

Balance March 31, 2011	—	$—	46,020,000	$ 4,602	$ 852,091	$ (591,796)	$ 264,897

(1)	Reflects the 5:1 forward stock split completed on January 15, 2010. See Note 7.

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			May 11, 2007
	For the Year Ended		Inception of
	March 31,	March 31,	Exploration
	2011	2010	State
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(347,063)	$(187,903)	$(591,796)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	128,532	58,626	187,158
Write-down of Mineral Property Acquisition Cost	30,000	30,000	60,000

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	21	(1,111)	(1,090)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(37,876)	62,407	25,701

Net Cash Used in Operating Activities	(226,386)	(37,981)	(320,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(30,000)	(30,000)	(60,000)
Net Cash Used in Investing Activities	(30,000)	(30,000)	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	500,000	93,000	633,500
Net Proceeds from Loan Payable	—	1,830	17,330

Net Cash Provided by Financing Activities	500,000	94,830	650,830

Net Increase in
Cash and Cash Equivalents	243,614	26,849	270,803
Cash and Cash Equivalents
at Beginning of Period	27,189	340	—
Cash and Cash Equivalents
at End of Period	$270,803	$27,189	$270,803

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			May 11, 2007
	For the Year Ended		Inception of
	March 31,	March 31,	Exploration
	2011	2010	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder (Note 5)	$—	$17,330	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$18,705	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  Consulting expense of $58,626 has been recorded for the year ended March 31, 2010.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued for the year ended March 31, 2011 resulting in an additional stock-based consulting expense of $128,532 being recorded.

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

Nature of Operations

The Company has no products or services as of March 31, 2011.  The Company was established to operate in the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  However, the Company was not able to proceed in the intended business and on October 28, 2009 a change of control of the Company took place.  Subsequent to the change of control the Company became a mineral resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.  The Company has two properties under option in Nevada.  Neither of the properties has any known resources or reserves.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of 591,796 for the period from May 11, 2007 (inception) to March 31, 2011, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource properties and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $421,000 to fund its operations during the next twelve months which will include property option payments, exploration of its properties as well as the costs associated with maintaining an office.  The Company completed a financing on April 20, 2010 for total proceeds of $500,000.  However, the cash from this financing is not sufficient to fund its planned operations for the next twelve months.  In order to develop its properties, the Company will need to obtain additional financing.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities, stock-based compensation, and the impairment of long-lived assets.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Foreign Currency

The Company’s functional currency is the U.S. dollar and to date has undertaken the majority of its transactions in U.S. dollars. Any transaction gains and losses that may take place will be included in the statement of operations as they occur.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with one financial institution in the form of a demand deposit.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of March 31, 2011, the company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for March 31, 2011 and 2010 and are thus not presented.

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

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

•
Level two — inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

New Accounting Pronouncements

ASU No. 2010-06

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820-10), Improving Disclosures About Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Level 1, 2, and 3.  The standard adds new disclosure and clarifies existing disclosure requirements.  The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end.  The provisions of the new standard are effective for the interim periods ending after June 15, 2009.  The adoption of ASU 2010-06 has been reflected in Company’s financial statements.

NOTE 4 – MINERAL PROPERTY INTERESTS

CX Property

On November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 77 unpatented claims (the ‘CX”).  Annual option payments and minimum annual exploration expenditures are as noted below:

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

Upon execution of the CX agreement, MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  On February 25, 2010 the Company paid the $20,000 balance of the note as well as reimbursed MinQuest for CX’s holding and related property costs in the amount of $23,512.  On February 25, 2011 the Company made the second property option payment required under the CX agreement.  As a result of the CX property not containing any known resources, the Company has written down its property option payments made to March 31, 2011 in the statements of operations and comprehensive loss at March 31, 2011 and 2010 respectively.

Truman Property

On March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 98 unpatented claims (the “Truman”).  Annual option payments and minimum annual exploration expenditures are as noted below:

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

Upon execution of the Agreement the Company paid MinQuest $10,000 as well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859.  On March 29, 2011 the Company made the second property option payment required under the Truman agreement.  As a result of the Truman property not containing any known resources, the Company has written down its property option payments made to March 31, 2011 in the statements of operations and comprehensive loss at March 31, 2011 and 2010 respectively.

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

NOTE 6 - COMMON STOCK TRANSACTIONS

In May 2007 the Company issued 25,000,000 shares of common stock to the founder of the Company at $0.00002 per share for total proceeds of $500.

In January 2008 the Company sold 20,000,000 shares of common stock to private investors at $.002 per share for gross proceeds of $40,000.

On January 25, 2010 the Company completed a private placement issuing 550,000 units at $0.15 per unit for total proceeds of $82,500.  The units were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  Each unit consisted of one common share of the Company and two non-transferable share purchase warrants, designated Class A and Class B.  The Class A warrants are exercisable at a price of $0.25 per share and the Class B warrants are exercisable at a price of $0.50 per share.  The Class A warrants are exercisable commencing January 25, 2011 and the Class B warrants are exercisable commencing January 25, 2012.  Both the Class A and Class B warrants expire on January 25, 2015.

On March 10, 2010 the Company closed a private placement of 70,000 common shares at $0.15 per share for a total offering price of $10,500.

On April 20, 2010, the Company completed a private placement of 400,000 common shares at $1.25 per share for a total offering price of $500,000.

NOTE 7 - STOCK SPLITS

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

For the year ended March 31, 2010, 1,400,000 stock options were granted to various consultants at exercise prices of $0.50 and $1.00 per share.  No options were granted under the 2010 Plan during the year ended March 31, 2011.  The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted in 2010. The following assumptions were made:
Risk Free Rate	0.18%
Expected Life of Option	5 years
Expected Volatility of Stock (Based on Historical Volatility)	84.1%
Expected Dividend yield of Stock	0.00

Total stock option expense of $58,626 was recognized for the year ended March 31, 2010 with $7,710 being recorded as mineral property exploration expenditures and $50,916 as general and administrative.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued for the year ended March 31, 2011 resulting in an additional stock-based consulting expense of $128,532 being recorded with $39,448 being recorded as mineral property exploration expenditures and $89,084 as general and administrative.

The following table sets forth the options outstanding under the 2010 Plan as of March 31, 2011:
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2009	-	-	$ -
Approval of 2010 Plan	5,000,000	-	-
Options granted	(1,400,000)	1,400,000	$ 0.68
Balance, March 31, 2011 and 2010	3,600,000	1,400,000	$ 0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at March 31, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.50	900,000	3.96	$ 0.50	600,000	$ 0.50
$ 1.00	500,000	3.96	$ 1.00	500,000	$ 1.00
	1,400,000		$ 0.68	1,100,000	$ 0.73

The aggregate intrinsic value of stock options outstanding at March 31, 2011was $nil (2010 - $590,000) and the aggregate intrinsic value of stock options exercisable at March 31, 2011 was also $nil (2010 - $nil).  No stock options were exercised in 2011 or 2010.  As of March 31, 2011 there was $39,442 in unrecognized compensation expense that will be recognized over two years.

A summary of status of the Company’s unvested stock options as of March 31, 2011 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at March 31, 2009	-	-	-
Granted	1,400,000	$ 0.68	$ 0.27
Vested	-	-	-

Unvested at March 31, 2010	1,400,000	$ 0.68	$ 0.27
Vested	(1,100,000)	$ 0.73	$ 0.27

Unvested at March 31, 2011	300,000	$ 0.50	$ 0.30

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

The following table sets forth common share purchase warrants outstanding as of March 31, 2011:

Warrants Outstanding
Balance, March 31, 2009	-
Warrants granted	1,100,000
Balance, March 31, 2011 and 2010	1,100,000

The following table lists the common share warrants outstanding at March 31, 2011.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.50	3.83	550,000	$ 0.50
550,000	$ 1.00	3.83	-	$ 1.00
1,100,000			550,000

NOTE 10 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2011	2010
Non-capital losses carried forward	137,300	63,000
Less: valuation allowance	(137,300)	(63,000)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2010 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2011	2010
Computed expected tax benefit	118,000	64,000
Permanent differences	(43,700)	(20,000)
Change in valuation allowance	(74,300)	(44,000)
Income tax provision	-	-

As of March 31, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $403,800 (2010 - $185,000) which expire between 2028 and 2031.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the year ended March 31, 2011 was $12,000 (2010 - $2,750).

The Company also has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition or option by the Company.  The Company paid $4,855 for fees and reimbursement of expenses under this agreement for the year ended March 31, 2011 (2010 - $nil).

The Company’s President and CEO does not draw a regular salary from the Company.  However, during the year ended March 31, 2011 the Company paid its President and CEO $10,000 (2010 - $nil) in management fees.  This was the first salary of any kind paid out to the President and CEO.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On September 15, 2010 the Company renewed its lease for its shared office space for one more year at a rate of $202 per month.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGER GOLD CORP.

Dated: June 28, 2011	By: /s/ Gurpartap Singh Basrai
Name: Gurpartap Singh Basrai
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Gurpartap Singh Basrai Gurpartap Singh Basrai	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	June 28, 2011

/s/ Paul Strobel Paul Strobel	Director	June 28, 2011

/s/ Shelby Cave Shelby Cave	Director	June 28, 2011