Form 10-Q
period 2011-06-30
Ranger Gold Corp.
filed 2011-08-12
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission file number 333-151419

RANGER GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	74-3206736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]         No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of August 12, 2011.

Item 1.  Financial Statements.
RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$238,109	$270,803
Prepaid Expenses	535	1,090

Total Current Assets	238,644	271,893

Non-Current Assets
Reclamation Deposits	16,000	–

Total Non-Current Assets	16,000	–

Total Assets	$254,644	$271,893

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$1,931	$6,996

Total Current Liabilities	1,931	6,996

Stockholders' Equity
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at June 30, 2011 and March 31, 2011	–	–
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
46,020,000 shares issued at June 30, 2011
(March 31, 2011 - 46,020,000)	4,602	4,602
Paid-In Capital	861,550	852,091
Deficit Accumulated Since Inception of the Development Stage	(613,439)	(591,796)

Total Stockholders' Equity	252,713	264,897

Total Liabilities and Stockholders' Equity	$254,644	$271,893

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
	For the Three Months Ended		Inception of
	June 30,		Exploration
	2011	2010	Stage
Revenues	$–	$–	$–
Cost of Revenues	–	–	–

Gross Margin	–	–	–

Expenses
Mineral Property Exploration Expenditures	13,490	39,133	225,981
General and Administrative	8,153	128,950	326,913

Net Loss from Operations	(21,643)	(168,083)	(552,894)

Other Income (Expense)
Interest	–	–	(545)

Net Other Income (Expense)	–	–	(545)

Write-down of Mineral Property Acquisition Payments	–	–	(60,000)

Net Loss	$(21,643)	$(168,083)	$(613,439)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	46,020,000	45,923,088

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
	For the Three Months Ended June 30		Inception of
			Exploration
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(21,643)	$(168,083)	$(613,439)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Compensation Expense of Stock Options	9,459	119,845	196,617
Write-down of Mineral Property Acquisition Cost	–	–	60,000

Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	555	570	(535)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(5,065)	(18,936)	20,636

Net Cash Used in Operating Activities	(16,694)	(66,604)	(336,721)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	–	–	(60,000
Reclamation Deposit	(16,000)	–	(16,000)
Net Cash Used in Investing Activities	(16,000)	–	(76,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	–	500,000	633,500
Net Proceeds from Loan Payable	–	–	17,330

Net Cash Provided by Financing Activities	–	500,000	650,830

Net (Decrease) Increase in
Cash and Cash Equivalents	(32,694)	433,396	238,109
Cash and Cash Equivalents
at Beginning of Period	270,803	27,189	—
Cash and Cash Equivalents
at End of Period	$238,109	$460,585	$238,109

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			May 11, 2007
	For the Three Months Ended		Inception of
	June 30,	June 30,	Exploration
	2011	2010	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder	$—	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$—	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  Consulting expense of $58,626 has been recorded for the year ended March 31, 2010 and $128,532 for the year ended March 31, 2011.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued for the current period resulting in the recognition of $9,459 in consulting expense for the three-months ended June 30, 2011.

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

Nature of Operations

The Company has no products or services as of June 30, 2011.  The Company was established to operate in the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  However, the Company was not able to proceed in the intended business and on October 28, 2009 a change of control of the Company took place.  Subsequent to the change of control the Company became a mineral resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2011 has been omitted.  The results of operations for the three-month period ended June 30, 2011 is not necessary indicative of results for the entire year ending March 31, 2012.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $613,439 for the period from May 11, 2007 (inception) to June 30, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  In April 2010 the Company completed a financing for total proceeds of $500,000.  However, the funds from this financing are not sufficient to fund the Company’s planned operational needs of approximately $417,000 for the next twelve months.  Management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of June 30, 2011, the company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for June 30, 2011 and are thus not presented.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at June 30, 2011 approximates their fair values due to the short-term nature of these financial instruments.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 – MINERAL EXPLORATION PROPERTIES

On November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 77 unpatented claims (the “CX”).    Upon execution of the CX agreement, MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  On February 25, 2010 the Company paid the $20,000 balance of the note as well as reimbursed MinQuest for CX’s holding and related property costs in the amount of $23,512. On February 25, 2011 the Company made the second property option payment of $20,000 required under the CX agreement.

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

NOTE 4 – RECLAMATION DEPOSIT

The Company has paid a $16,000 reclamation deposit on its CX property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the three-months ended June 30, 2011 was $3,000 (2010 - $3,000).  In addition, the Company has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition.  The Company paid $0 for fees and reimbursement of expenses under this agreement for the three-months ended June 30, 2011 (2010 - $4,855).

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options. The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of $9,459 in consulting expense for the three-months ended June 30, 2011 (2010 - $119,845) with all of the balance being recorded as mineral property exploration expenditures.

The following table sets forth the options outstanding under the 2010 Plan as of June 30, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2011	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, June 30, 2011	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at June 30, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.50	900,000	3.71	$ 0.50	600,000	$ 0.50
$ 1.00	500,000	3.71	$ 1.00	500,000	$ 1.00
	1,400,000		$ 0.68	1,100,000

The aggregate intrinsic value of stock options outstanding at June 30, 2011 was $0 and the aggregate intrinsic value of stock options exercisable at June 30, 2011 was also $0.  No stock options were exercised during the quarter ended June 30, 2011.  As of June 30, 2011 there was $35,983 in unrecognized compensation expense that will be recognized over two years.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – STOCK OPTIONS (Continued)

A summary of status of the Company’s unvested stock options as of June 30, 2011 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at March 31, 2011	300,000	$ 0.50	$ 0.30
Granted	-	-	-
Vested	-	-	-
Unvested at June 30, 2011	300,000	$ 0.50	$ 0.30

NOTE 7 - WARRANTS

The following table sets forth common share purchase warrants outstanding as of June 30, 2011:

Warrants Outstanding
Balance, March 31, 2011	1,100,000
Warrants granted	-
Balance, June 30, 2011	1,100,000

The following table lists the common share warrants outstanding at June 30, 2011.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	3.58	550,000	$ 0.25
550,000	$ 0.50	3.58	-	$ 0.50
1,100,000			550,000

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of Ranger Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended March 31, 2011 filed by the Company with the Securities and Exchange Commission.

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. No stock options have been granted since the initial grant.

Business Operations

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. We are an exploration stage company. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

Current cash on hand is not sufficient for all of the Company’s commitments for the next 12 months. The Company expects that it will need approximately $417,000 to fund its operations to June 30, 2012.  We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We currently believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

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

Exploration Programs

CX Property

Pursuant to the Property Option Agreement, dated as of November 27, 2009, with MinQuest we have the option to earn a 100% interest in the CX Property located in Nye County, Nevada, approximately, 80 km north of Tonopah.  The CX Property consists of 77 unpatented mining claims.  By February 25, 2020 an aggregate $480,000 in annual option payments and a minimum aggregate $2,500,000 in annual exploration expenditures are due under the agreement.

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

In April 2010 our Board of Directors approved a $150,000 exploration program that will include 3,000 feet of reverse circulation drilling.  Previous exploration mainly focused on a small core area where numerous drill holes were concentrated.  The core area occurs near the center of the claim block.  The outlying targets were tested with wide-spaced, shallow drill holes.  Some of the targets had two episodes of drilling, both confirming the existence of gold and silver mineralization.  These outlying targets were poorly understood, but remain attractive targets.  Subsequent drilling done by other companies added to the understanding of the model through detailed mapping, sampling and a geophysical survey.  However, the program was prematurely truncated due to budget cuts.  The various targets were further defined, but never tested by drilling.

Ranger has collected all of the data from the previous programs, confirmed the validity of the targets, prioritized the best ones and will test them with a drill program.  Biological and cultural surveys were conducted on the CX in May and July of 2010 respectively.

The Company had intended on undertaking its planned drill program in the summer of 2010.  Due to delays in receiving the permits for drilling, Ranger will now complete the field portion of the drill program in the summer of 2011.  The Company has received approval of its drilling permit and bond calculation and has made the bond payment of $16,000 to the United States Forest Service.  In addition, the Company has engaged a contract driller and will commence drilling in August 2011.

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

As with the CX, the Company had intended on undertaking its planned drill program in the summer of 2010.  Due to delays in receiving the permits for drilling, Ranger now plans to complete the field portion of the drill program in the summer of 2011.  Ranger has mapped the target areas and defined the targets with additional underground sampling and mapping carried out during the fall of 2010.  The biological and cultural surveys were initiated for the Truman project in April, 2011.

Results of Operations

We did not earn any revenues during the three-months ended June 30, 2011 or 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended June 30, 2011 we had a net loss of $21,643 compared to $168,083 in the corresponding period in 2010.  The increase in the reduction in the net loss was largely due to the recognition of $9,459 of stock-based compensation in the current period compared to $119,845 in 2010.  In addition, the net loss decreased due to a reduction in mineral property exploration expenditures to $13,490 for the three-months ended June 30, 2011 compared to $39,133 in 2010.  The decrease was the result of the Company waiting for its permits to get approved in 2011 while in 2010 the preparation for the permit submission was completed.   General and administrative expenses decreased to $8,153 in the three-months ended June 30, 2011 from $128,950 in the same period in 2010.  The decrease was largely due to the impact of stock-based compensation recognized as general and administration expenses.  The amount recognized in 2011 was $0 while in 2010 it was $103,667.  The decrease was also due to a higher administrative expenses associated with setting up a new office and various regulatory expenses related to the Company’s name change, stock split, and management changes during the prior period in 2010.

Liquidity and Capital Resources

We had cash $238,109 and working capital of $236,713 as of June 30, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$363,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s properties;

•	$54,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended June 30, 2011 was $16,694 compared to $66,604 during the three months ended June 30, 2010.  A significant portion of the decrease relates to a decrease in the net loss in the current period to $21,643 from $168,083 in the prior period.  However, partially offsetting the effect of the decreased net loss was the recognition of $9,459 in stock-based compensation in 2011 while stock-based compensation recognized in 2010 was $119,845.  Also impacting the cash used in operations was an outflow of $5,065 from accounts payable and accrued liabilities in 2011 while in 2010 there was an outflow of $18,936 from accounts payable and accrued liabilities.  There were no financing activities for the three-months ended June 30, 2011 while cash received from financing activities was $500,000 from a private placement in 2010.   Investing activities in 2011 consisted of $16,000 paid for the reclamation bond for the CX property while there were no investing activities for the three months ended June 30, 2010.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  In April 2010 the Company completed a financing for total proceeds of $500,000.  However, the funds from this financing are not sufficient to fund the Company’s planned operational needs of approximately $417,000 for the next twelve months.  Management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $613,439 for the period from May 11, 2007 (inception) to June 30, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the March 31, 2011 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit 31     Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32     Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS        XBRL Instance Document
101.SCH       XBRL Taxonomy Extension Schema
101.LAB       XBRL Taxonomy Extension Label Linkbase
101.PRE        XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 12, 2011

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)