Form 10-Q
period 2011-09-30
Ranger Gold Corp.
filed 2011-11-14
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2011
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
[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ X ]         No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of November 10, 2011.

TABLE OF CONTENTS

Page

PART I - Financial Information	3

Item 1. Financial Statements
Balance Sheets September 30, 2011 (unaudited), and March 31, 2011	3
Statements of Operations (unaudited) for the three and six-month periods ended
September 30, 2011 and 2010, and for the period from inception
on May 11, 2007 to September 30, 2011.	4
Statements of Cash Flows (unaudited) for the six-month periods ended
September 30, 2011 and 2010, and for the period from inception
on May 11, 2007 to September 30, 2011.	5
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	19

PART II – Other Information	19
19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. (Removed and Reserved)	19
Item 5. Other Information	19
Item 6. Exhibits	19

Item 1.  Financial Statements.
RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$68,904	$270,803
Prepaid Expenses	14,300	1,090
Total Current Assets	83,204	271,893

Non-Current Assets
Reclamation Deposit	16,000	–
Total Non-Current Assets	16,000	–

Total Assets	$99,204	$271,893

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$58,593	$6,996
Total Current Liabilities	58,593	6,996

Stockholders' Equity
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at September 30, 2011 and March 31, 2011	–	–
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
46,020,000 shares issued at September 30, 2011
(March 31, 2011 - 46,020,000)	4,602	4,602
Paid-In Capital	842,680	852,091
Deficit Accumulated Since Inception of the Exploration Stage	(806,671)	(591,796)

Total Stockholders' Equity	40,611	264,897

Total Liabilities and Stockholders' Equity	$99,204	$271,893

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		May 11, 2007
	Ended		Ended		(Inception) to
	September 30,		September 30,		September 30
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	169,488	30,273	182,978	69,406	395,469
General and Administrative	23,744	(52,907)	31,897	76,043	350,657
Net (Loss) Income from Operations	(193,232)	22,634	(214,875)	(145,449)	(746,126)

Other Income (Expense)
Interest Expense	-	-	-	-	(545)
Net Other Income (Expense)	-	-	-	-	(545)

Write-down of Mineral Property Acquisition Payments	-	-	-	-	(60,000)

Net (Loss) Income	$(193,232)	$22,634	$(214,875)	$(145,449)	$(806,671)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (1)	46,020,000	46,020,000	46,020,000	45,976,284

(1)	Share amounts have been adjusted to reflect the 5:1 forward stock split completed January 21, 2009.

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
			Inception of
	For the Six Months Ended September 30,		Exploration
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(214,875)	$(145,449)	$(806,671)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	(9,411)	41,914	177,747
Write-down of Mineral Property Acquisition Cost	–	–	60,000

Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(13,210)	(1,089)	(14,300)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	51,597	(31,663)	77,298
Net Cash Used in Operating Activities	(185,899)	(136,287)	(505,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	–	–	(60,000)
Reclamation Deposit	(16,000)	–	(16,000)
Net Cash Used in Investing Activities	(16,000)	–	(76,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	–	500,000	633,500
Net Proceeds from Loan Payable	–	–	17,330
Net Cash Provided by Financing Activities	–	500,000	650,830

Net (Decrease) Increase in Cash and Cash Equivalents	(201,899)	363,713	68,904
Cash and Cash Equivalents at Beginning of Period	270,803	27,189	—
Cash and Cash Equivalents at End of Period	$68,904	$390,902	$68,904

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			May 11, 2007
			Inception of
	For the Six Months Ended September 30,		Exploration
	2011	2010	Stage
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder	$—	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$—	$18,705

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  Consulting expense of $58,626 has been recorded for the year ended March 31, 2010 and $128,532 for the year ended March 31, 2011.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued for the current period resulting in the recognition of a reversal of ($9,411) in consulting expense for the six-months ended September 30, 2011.

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

Nature of Operations

The Company has no products or services as of September 30, 2011.  The Company was established to operate in the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  However, the Company was not able to proceed in the intended business and on October 28, 2009 a change of control of the Company took place.  Subsequent to the change of control the Company became a mineral resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2011 has been omitted.  The results of operations for the six-month period ended September 30, 2011 is not necessary indicative of results for the entire year ending March 31, 2012.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $806,671 for the period from May 11, 2007 (inception) to September 30, 2011, and  has no sales.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  In April 2010 the Company completed a financing for total proceeds of $500,000.  However, the funds from this financing are not sufficient to fund the Company’s planned operational needs of approximately $237,000 for the next twelve months.  Management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used

Pervasiveness of Estimates

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of September 30, 2011, the Company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for September 30, 2011 and are thus not presented.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at September 30, 2011 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 4 – RECLMATION DEPOSIT

The Company has paid a $16,000 reclamation deposit on its CX property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the six-months ended September 30, 2011 was $6,000 (2010 - $6,000).  In addition, the Company has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition.  The Company paid $0 for fees and reimbursement of expenses under this agreement for the six-months ended September 30, 2011 (2010 - $4,855).

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – SHARE CAPITAL

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options. The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of a reversal of ($9,411) in consulting expense for the six-months ended September 30, 2011 with the full ($9,411) being recorded as mineral property exploration expenditures and $nil as general and administrative.

The following table sets forth the options outstanding under the 2010 Plan as of September 30, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2011	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, September 30, 2011	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at September 30, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.50	900,000	3.46	$ 0.50	600,000	$ 0.50
$ 1.00	500,000	3.46	$ 1.00	500,000	$ 1.00
	1,400,000		$ 0.68	1,100,000	$ 0.73

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – SHARE CAPITAL (Continued)

Stock Options (Continued)

The aggregate intrinsic value of stock options outstanding at September 30, 2011 was $0 and the aggregate intrinsic value of stock options exercisable at September 30, 2011 was also $0.  No stock options were exercised during the six-months ended September 30, 2011.  As of September 30, 2011 there was $11,653 in unrecognized compensation expense that will be recognized over 1.75 years.

A summary of status of the Company’s unvested stock options as of September 30, 2011 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at March 31, 2011	300,000	$0.50	$0.30
Granted	-	-	-
Vested	-	-	-
Unvested at September 30, 2011	300,000	$0.50	$0.30

Warrants

The following table sets forth common share purchase warrants outstanding as of September 30, 2011:

Warrants Outstanding
Balance, March 31, 2011	1,100,000
Warrants granted	-
Balance, September 30, 2011	1,100,000

The following table lists the common share warrants outstanding at September 30, 2011.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	3.33	550,000	$ 0.25
550,000	$ 0.50	3.33	-	$ 0.50
1,100,000			550,000

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results  of Operations.

The following discussion should be read in conjunction with the financial statements of Ranger Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the fiscal year ended March 31, 2011 filed by the Company with the Securities and Exchange Commission.

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. No stock options have been granted since the initial grant and none have been exercised.

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

Current cash on hand is not sufficient for all of the Company’s commitments for the next 12 months. The Company expects that it will need approximately $237,000 to fund its operations to September 30, 2012.  We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We currently believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

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

Exploration Programs

CX Property

Pursuant to the Property Option Agreement, dated as of November 27, 2009, with MinQuest we have the option to earn a 100% interest in the CX Property located in Nye County, Nevada, approximately, 80 km north of Tonopah.  The CX Property currently consists of 77 unpatented mining claims.  By February 25, 2020 an aggregate $480,000 in annual option payments and a minimum aggregate $2,500,000 in annual exploration expenditures are due under the agreement.

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

The Companyr has collected all of the data from the previous programs, confirmed the validity of the targets, prioritized the best ones and will test them with a drill program.  Biological and cultural surveys were conducted on the CX in May and July of 2010 respectively.

The Company had intended on undertaking its planned drill program in the summer of 2010.  Due to delays in receiving the permits for drilling, Ranger only received approval of its drilling permit and bond calculation in 2011.  The Company has made the bond payment of $16,000 to the United States Forest Service.  The Company has now completed its planned drill program on the CX Property and is awaiting a report of the results.

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

The Company intends to concentrate on three previously identified mineralized zones.  Although the various targets were previously discovered by others, they remain poorly explored because of past property disputes or a lack of understanding of the geology and an ore model.  Recent breakthroughs in geologic concepts in the immediate area and ore models typified by the aforementioned targets coupled with the historic results collected from the work of others provides an opportunity for the Company.

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

As with the CX, the Company had intended on undertaking its planned drill program in the summer of 2010.  Due to delays in receiving the permits for drilling, Ranger now plans to complete the field portion of the drill program in the spring of 2012.  Ranger has mapped the target areas and defined the targets with additional underground sampling and mapping carried out during the fall of 2010.  The biological and cultural surveys were initiated for the Truman project in April, 2011.

Results of Operations

We did not earn any revenues during the three or six-months ended September 30, 2011 or 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three-months ended September 30, 2011 we had a net loss of $193,232 compared to $22,634 in the corresponding period in 2010.  The increase in the net loss was largely due to an increase in mineral property exploration expenditures to $169,488 for the three-months ended September 30, 2011 compared to $30,273 in 2010.  During the three-months ended September 30, 2011, the Company undertook a drill program on the CX property while in 2010 mineral property exploration expenditures consisted largely of the preparation of the documents needed for permitting the planned drill programs on CX and Truman.  The increase in the net loss was also due to the recognition of a reversal of ($18,870) of stock-based compensation in the three-months ended September 30, 2011 compared to a much larger reversal of ($77,931) in 2010.  For 2011, the amount of stock-based compensation recognized as general and administrative expense was $0 with ($18,870) being recognized as mineral property exploration expenditures.  For 2010, the amount of stock-based compensation recognized as general and administrative expense was ($68,478) with ($9,453) being recognized as mineral property exploration expenditures.  The reversal of stock-based compensation was the result of lower Company share prices when the previously-granted stock options were revalued at the subsequent reporting periods.  General and administrative expenses increased to $23,744 in the three-months ended September 30, 2011 from ($52,907) in the same period in 2010.  Excluding the impact of stock-based compensation recognized as general and administration expenses, the increase was also due to a higher administrative expenses in 2011 associated with supporting the drill program undertaken in the quarter.

For the six-months ended September 30, 2011 we had a net loss of $214,875 compared to $145,449 in the corresponding period in 2010.  The increase in the net loss was largely due to an increase in mineral property exploration expenditures to $182,978 for the six-months ended September 30, 2011 compared to $69,406 in 2010.  During the six-months ended September 30, 2011, the Company undertook a drill program on the CX property while in 2010 mineral property exploration expenditures consisted largely of the preparation of the documents needed for permitting the planned drill programs on CX and Truman.  The increase in the net loss due to the CX drill program was partially offset by the impact of stock-based compensation.  The Company recognized a reversal of ($9,411) of stock-based compensation in the six-months ended September 30, 2011 compared to the recognition of an expense of $41,914 in 2010.  For 2011, the amount of stock-based compensation recognized as general and administrative expense was $0 with ($9,411) being recognized as mineral property exploration expenditures.  For 2010, the amount of stock-based compensation recognized as general and administrative expense was $35,189 with $6,725 being recognized as mineral property exploration expenditures.  General and administrative expenses decreased to $31,897 in the six-months ended September 30, 2011 from $76,043 in the same period in 2010.  Excluding the impact of stock-based compensation recognized as general and administration expenses, general and administration expenses decrease slightly due to a higher administrative expenses associated with setting up a new office and various regulatory expenses related to the Company’s name change, stock split, and management changes during the prior period in 2010.

Liquidity and Capital Resources

We had cash of $68,904 and working capital of $24,611 as of September 30, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$183,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s properties;

•	$54,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six- months ended September 30, 2011 was $185,899 compared to $136,287 during the six-months ended September 30, 2010.  A significant portion of the increase relates to an increase in the net loss in the current period to $214,875 from $145,449 in the prior period.  In addition to the effect of the increased net loss was the recognition of negative ($9,411) in stock-based compensation in 2011 while stock-based compensation expense recognized in 2010 was $41,914.  Also impacting the cash used in operations was effect of changes in working capital.  In 2011 there was an outflow of $13,210 from prepaid expenses and an inflow of $51,597 from an increase in accounts payable and accrued liabilities.  In 2010 there were outflows of $1,089 from prepaid expenses and $31,663 from a decrease in accounts payable and accrued liabilities.  There were no financing activities for the six-months ended September 30, 2011 while cash received from financing activities was $500,000 from a private placement in 2010.   Investing activities in 2011 consisted of $16,000 paid for the reclamation bond for the CX property while there were no investing activities for the six-months ended September 30, 2010.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  In April 2010 the Company completed a financing for total proceeds of $500,000.  However, the funds from this financing are not sufficient to fund the Company’s planned operational needs of approximately $237,000 for the next twelve months.  Management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $806,671 for the period from May 11, 2007 (inception) to September 30, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the March 31, 2011 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   November 10, 2011

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)