Form 10-Q
period 2011-12-31
Ranger Gold Corp.
filed 2012-02-13
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended December 31, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission file number 000-53817

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of February 13, 2012.

Item 1.  Financial Statements.
RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$296,509	$270,803
Prepaid Expenses	2,496	1,090

Total Current Assets	299,005	271,893

Non-Current Assets
Reclamation Deposit	16,000	–

Total Non-Current Assets	16,000	–

Total Assets	$315,005	$271,893

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$14,509	$6,996

Total Current Liabilities	14,509	6,996

Stockholders' Equity
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at December 31, 2011 and March 31, 2011	–	–
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
48,020,000 shares issued at December 31, 2011
(March 31, 2011 - 46,020,000)	4,802	4,602
Paid-In Capital	1,126,287	852,091
Deficit Accumulated Since Inception of the Exploration Stage	(830,593)	(591,796)

Total Stockholders' Equity	300,496	264,897

Total Liabilities and Stockholders' Equity	$315,005	$271,893

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		May 11, 2007
	Ended		Ended		(Inception) to
	December 31,		December 31,		December 31
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-

Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	3,062	51,953	186,040	121,359	398,531
General and Administrative	20,860	32,544	52,757	108,587	371,517

Net (Loss) Income from Operations	(23,922)	(84,497)	(238,797)	(229,946)	(770,048)

Other Income (Expense)
Interest Expense	-	-	-	-	(545)
Net Other Income (Expense)	-	-	-	-	(545)

Write-down of Mineral Property Acquisition Payments	-	-	-	-	(60,000)

Net (Loss) Income	$(23,922)	$(84,497)	$(238,797)	$(229,946)	$(830,593)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares
Outstanding (1)	46,954,783	46,020,000	46,332,727	45,991,014

(1)	Share amounts have been adjusted to reflect the 5:1 forward stock split completed January 21, 2009.

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
	For the Nine Months Ended December 31,		Inception of
			Exploration
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(238,797)	$(229,946)	$(830,593)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	(25,604)	56,468	161,554
Write-down of Mineral Property Acquisition Cost	–	–	60,000

Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(1,406)	(534)	(2,496)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	7,513	(38,545)	33,214

Net Cash Used in Operating Activities	(258,294)	(212,557)	(578,321)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	–	–	(60,000)
Reclamation Deposit	(16,000)	–	(16,000)
Net Cash Used in Investing Activities	(16,000)	–	(76,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	300,000	500,000	933,500
Net Proceeds from Loan Payable	–	–	17,330

Net Cash Provided by Financing Activities	300,000	500,000	950,830

Net (Decrease) Increase in
Cash and Cash Equivalents	25,706	287,443	296,509
Cash and Cash Equivalents
at Beginning of Period	270,803	27,189	—
Cash and Cash Equivalents
at End of Period	$296,509	$314,632	$296,509

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  Consulting expense of $58,626 has been recorded for the year ended March 31, 2010 and $128,532 for the year ended March 31, 2011.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued for the current period resulting in the recognition of a reversal of ($25,604) (2010 - $56,468 in additional expense) in consulting expense for the nine-months ended December 31, 2011.

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

Organization and Basis of Presentation

Ranger Gold Corp. (the “Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada under the name Fenario, Inc.  On October 28, 2009 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 25,000,000 shares of common stock of the Company to Gary Basrai.

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

Nature of Operations

The Company has no products or services as of December 31, 2011.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties with a focus on gold.  The Company currently has two mineral properties under option with both properties being located in Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2011 has been omitted.  The results of operations for the nine-month period ended December 31, 2011 are not necessarily indicative of results for the entire year ending March 31, 2012.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $830,593 for the period from May 11, 2007 (inception) to December 31, 2011 and has no sales.  The future of the Company is dependent upon  its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  In November 2011 the Company completed a financing for total proceeds of $300,000.  The funds from this financing are sufficient to fund the Company’s planned operational needs of approximately $218,000 for the next twelve months.  However, the Company will need additional funds in the future in order to continue to explore its mineral properties.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of December 31, 2011, the Company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for December 31, 2011 and are thus not presented.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at December 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.

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

As a result of neither property containing any known reserves or resources, the aggregate $60,000 in property option payments paid to date for both properties has been written down in the Statement of Operations.

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

NOTE 4 – RECLAMATION DEPOSIT

The Company has paid a $16,000 reclamation deposit on its CX property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s drill program.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the directors for the nine-months ended December 31, 2011 was $9,000 (2010 - $9,000).  In addition, the Company has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition.  The Company paid $0 for fees and reimbursement of expenses under this agreement for the nine-months ended December 31, 2011 (2010 - $4,855).

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – SHARE CAPITAL

Common Stock

On November 18, 2011, the Company closed a private placement of 2,000,000 common shares at $0.15 per share for a total offering price of $300,000. The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by two non-U.S. persons.

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options. The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of a reversal of ($25,604) in consulting expense for the nine-months ended December 31, 2011 with the full ($25,604) being recorded as mineral property exploration expenditures and $0 as general and administrative.  For the nine-months ended December 31, 2010, an additional $56,468 in compensation expense was recognized with $43,938 being recorded as general and administrative and $12,530 being recorded as mineral property exploration expenditures.

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – SHARE CAPITAL (Continued)

Stock Options (Continued)

The following table sets forth the options outstanding under the 2010 Plan as of December 31, 2011:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2011	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, December 31, 2011	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at December 31, 2011:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.50	900,000	3.21	$ 0.50	600,000	$ 0.50
$ 1.00	500,000	3.21	$ 1.00	500,000	$ 1.00
	1,400,000		$ 0.68	1,100,000	$ 0.73

The aggregate intrinsic value of stock options outstanding at December 31, 2011 was $0 and the aggregate intrinsic value of stock options exercisable at December 31, 2011 was also $0.  No stock options were exercised during the nine-months ended December 31, 2011.  As of December 31, 2011 there was $546 in unrecognized compensation expense that will be recognized over 1.50 years.

A summary of status of the Company’s unvested stock options as of December 31, 2011 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at March 31, 2011	300,000	$0.50	$0.30
Granted	-	-	-
Vested	-	-	-
Unvested at December 31, 2011	300,000	$0.50	$0.30

RANGER GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – SHARE CAPITAL (Continued)

Warrants

The following table sets forth common share purchase warrants outstanding as of December 31, 2011:

Warrants Outstanding
Balance, March 31, 2011	1,100,000
Warrants granted	-
Balance, December 31, 2011	1,100,000

The following table lists the common share warrants outstanding at December 31, 2011.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	3.08	550,000	$ 0.25
550,000	$ 0.50	3.08	-	$ 0.50
1,100,000			550,000

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

General

Ranger Gold Corp. was incorporated on May 11, 2007 under the laws of the State of Nevada under the name Fenario, Inc.  The Company’s business at that time was the development and licensing of proprietary software solutions for healthcare providers, health care professionals and health insurance companies.  Due to the state of the economy, the Company did not conduct any significant operations other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. The Company has since abandoned its original business plan and has entered the mineral exploration industry.

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

Business Operations

Over the next twelve months, the Company intends to explore its properties to determine whether they contain commercially exploitable reserves of gold and silver or other metals.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the tools needed for the exploratory work being conducted.

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

Exploration Programs

CX Property

Pursuant to a Property Option Agreement, dated as of November 27, 2009, with MinQuest we have the option to earn a 100% interest in the CX Property located in Nye County, Nevada, approximately, 80 km north of Tonopah.  The CX Property currently consists of 77 unpatented mining claims.  By February 25, 2020 an aggregate $480,000 in annual option payments and a minimum aggregate $2,500,000 in annual exploration expenditures are due under the agreement.

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

In April 2010 our Board of Directors approved a $150,000 exploration program that included 3,000 feet of reverse circulation drilling.  Previous exploration mainly focused on a small core area where numerous drill holes were concentrated.  The core area occurs near the center of the claim block.  The outlying targets were tested with wide-spaced, shallow drill holes.  Some of the targets had two episodes of drilling, both confirming the existence of gold and silver mineralization.  These outlying targets were poorly understood, but remain attractive targets.  Subsequent drilling done by other companies added to the understanding of the model through detailed mapping, sampling and a geophysical survey.  However, the program was prematurely truncated due to budget cuts.  The various targets were further defined, but never tested by drilling.

The Company has collected all available data from the previous programs, confirmed the validity of the targets, and prioritized the targets.  Biological and cultural surveys were conducted on the CX in May and July of 2010 respectively.

The Company had intended on undertaking its planned drill program in the summer of 2010.  Due to delays in receiving the permits for drilling, the Company  only received approval of its drilling permit and bond calculation in 2011.  The Company has made the bond payment of $16,000 to the United States Forest Service.  In September 2011   the Company completed its planned drill program on the CX Property and is currently evaluating the results.

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

Upon execution of the Agreement the Company paid MinQuest $10,000 and reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859. On March 29, 2011 the Company made the second property option payment of $10,000 required under the Truman agreement.

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

In the fall of 2011 our Board of Directors reassessed the previously approved budget and approved a new budget of $303,000.  A portion of this budget has already been completed for such items such as property option payments, claim fee and property holding costs, cultural and biological surveys, and geochemical analysis.  The budget will include 3,000 feet of reverse circulation drilling.  The project covers 8 epithermal gold and silver targets hosted within a sequence of Tertiary volcanics and Paleozoic sediments.  These targets have been partially defined by previous exploration groups over a 25 year period.  The historic efforts of five exploration groups have helped define high grade gold and silver values occurring in veins and low grade gold values occurring in bulk minable configurations.

The Company currently intends to concentrate on three previously identified mineralized zones.  Although the various targets were previously discovered by others, they remain poorly explored because of past property disputes or a lack of understanding of the geology and an ore model.  Recent breakthroughs in geologic concepts in the immediate area and ore models typified by the aforementioned targets coupled with the historic results collected from the work of others provides an opportunity for the Company.

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

We currently plan to complete the field portion of the drill program in the spring or early summer of 2012.

Results of Operations

We did not earn any revenues during the three or nine-months ended December 31, 2011 or 2010.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three-months ended December 31, 2011 we had a net loss of $23,922 compared to $84,497 in the corresponding period in 2010.  The decrease in the net loss was largely due to a decrease in mineral property exploration expenditures to $3,062 for the three-months ended December 31, 2011 compared to $51,953 in 2010.  During the three-months ended December 31, 2011, the Company was undertaking its analysis of the results of its drill program on the CX property which was completed in September 2011.  As a result, for the three-months ended December 31, 2011, the only mineral property exploration expenditures incurred was for lab analysis. In 2010 mineral property exploration expenditures consisted largely of the preparation of the documents needed for permitting the planned drill programs on CX and Truman.  The decrease in the net loss was also due to the recognition of a reversal of ($16,193) of stock-based compensation  in the three-months ended December 31, 2011 compared to an increase of $14,554 in stock-based compensation expense in 2010.  For 2011, the amount of stock-based compensation recognized as general and administrative expense was $0 with ($16,193) being recognized as mineral property exploration expenditures.  For 2010, the amount of stock-based compensation recognized as general and administrative expense was $8,750 with $5,804 being recognized as mineral property exploration expenditures.  The reversal of stock-based compensation in the three months ended December 31, 2011 was the result of lower Company share prices when the previously-granted stock options were revalued at the current reporting period.  General and administrative expenses decreased to $20,860 in the three-months ended December 31, 2011 from $32,544 in the same period  in 2010.  Excluding the impact of stock-based compensation recognized as general and administration expenses, general and administrative expenses were consistent between the two periods.

For the nine-months ended December 31, 2011 we had a net loss of $238,797 compared to $229,946 in the corresponding period in 2010.  The increase in the net loss was largely due to an increase in mineral property exploration expenditures to $186,040 for the nine-months ended December 31, 2011 compared to $121,359 in 2010.  During the nine-months ended December 31, 2011, the Company undertook a drill program on the CX property while in 2010 mineral property exploration expenditures consisted largely of initial property assessments and the preparation of the documents needed for permitting the planned drill programs on CX and Truman.  The increase in the net loss due to the CX drill program was partially offset by the impact of stock-based compensation.  The Company recognized a reversal of ($25,604) of stock-based compensation in the nine-months ended December 31, 2011 compared to the recognition of an expense of $56,468 in 2010.  For 2011, the amount of stock-based compensation recognized as general and administrative expense was $0 with ($25,604) being recognized as mineral property exploration expenditures.  For 2010, the amount of stock-based compensation recognized as general and administrative expense was $43,938 with $12,530 being recognized as mineral property exploration expenditures.  General and administrative expenses decreased to $52,757 in the nine-months ended December 31, 2011 from $108,587 in the same period in 2010.  Excluding the impact of stock-based compensation recognized as general and administration expenses, general and administration expenses decreased due to higher administrative expenses associated with setting up a new office and various regulatory expenses related to the Company’s name change, stock split, and management changes during the prior period in 2010.

Liquidity and Capital Resources

We had cash of $296,509 and working capital of $284,496 as of December 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$164,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s properties;

•	$54,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine- months ended December 31, 2011 was $258,294 compared to $212,557 during the nine-months ended December 31, 2010.  A portion of the increase relates to an increase in the net loss in the current period to $238,797 from $229,846 in the prior period.  In addition to the effect of the increased net loss was the recognition of negative ($25,604) in stock-based compensation in 2011 while stock-based compensation expense recognized in 2010 was $56,468.  Partially offsetting the effects of the net loss and stock-based compensation was the impact of changes in working capital.  In 2011 there was an outflow of $1,406 from an increase in prepaid expenses and an inflow of $7,513 from an increase in accounts payable and accrued liabilities.  In 2010 there were outflows of $534 from an increase in prepaid expenses and $38,545 from a decrease in accounts payable and accrued liabilities.  There was cash of $300,000 received from financing activities for a private placement in the nine-months ended December 31, 2011 while $500,000 cash was received from a private placement in 2010.   Investing activities in 2011 consisted of $16,000 paid for the reclamation bond for the CX property while there were no investing activities for the nine-months ended December 31, 2010.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  In November 2011 the Company completed a financing for total proceeds of $300,000.  The proceeds from this financing are sufficient for all of the Company’s commitments for the next 12 months. The Company expects that it will need approximately $218,000 to fund its operations to December 31, 2012.  We anticipate that in the future we will need additional funding and that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We currently believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $830,593 for the period from May 11, 2007 (inception) to December 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   February 13, 2012

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)