Form 10-K
period 2012-03-31
Ranger Gold Corp.
filed 2012-05-23
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Commission file number: 000-53817

RANGER GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	74-3206736
(State of incorporation)	(I.R.S. Employer Identification No.)

9120 Double Diamond Parkway, Suite 5018
Reno, Nevada, 89521
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September 30, 2011 was approximately $4,624,000.

The number of shares of the issuer’s common stock issued and outstanding as of May 21, 2012 was 48,020,000 shares.
Documents Incorporated By Reference:  None

Glossary of Mining Terms

Adit. Historic working driven horizontally, or nearly so into a hillside to explore for and exploit ore.

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

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks

Stope. An excavation from which ore has been removed from sub-vertical openings above or below levels.

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

PART I
Item 1.                      Description of Business

We are engaged in natural resource exploration and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Currently we are in the exploration state and are undertaking one exploration program in Nevada.

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

On November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 77 unpatented claims.  On February 20, 2012 the Company gave notice of termination to MinQuest pursuant to the terms of the CX agreement. The Company has completed a drill program on the CX Property and based on the results of the program determined that the CX Property no longer fits with its business parameters.  As a result of such termination, the CX Property has been returned to MinQuest and the Company has paid MinQuest $11,593 for claim fees, payments and expenses in order to maintain the property in good standing until February 2013.  The Company no longer has any interest in the CX Property and no additional payments are required under the CX agreement.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have optioned in Nevada contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our property, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have one property under option, and are in the early stages of exploring this property. There has been no indication as yet that any commercially viable mineral deposits exist on this property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to develop, maintain or expand our business.

Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital

Government Regulation

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

Item 1A.                      Risk Factors

Factors that May Affect Future Results

1. Our independent auditor has issued a going concern opinion after auditing our financial statements.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to explore and develop our mineral property.  Our operations to date were funded entirely from capital raised from our private offerings of securities. We will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to holders of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. For the year ended March 31, 2012 we have incurred a loss of $292,724 and from inception on May 11, 2007 to March 31, 2012 we have incurred a loss of $884,520 and we expect losses to continue in the future.  After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant and could cause our shareholders to lose their investment in our company]

2. We will require additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. We have sufficient cash on hand to fund our operating needs to March 31, 2013.  However, we will need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. Any additional equity financing may involve substantial dilution to our then existing stockholders.  These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

3. If we do not complete the required option payments and capital expenditure requirements mandated in our Truman agreement with MinQuest, Inc. (“MinQuest”)  we will lose our interest in our property and our business may fail.

If we do not make all of the property option payments to MinQuest or incur the required expenditures in accordance with the Truman property option agreement we will lose our option to acquire the property and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the property.

4. Because of our reliance on MinQuest our operations with respect to the Truman Property would be severely impacted should our relationship with MinQuest be terminated for any reason.

Our Truman property has been optioned from MinQuest.  In addition, to date all of our exploration activity on our property has been undertaken or managed by MinQuest.  As a result, MinQuest has significant knowledge about our property and it would be very difficult for us to replace MinQuest should our relationship with them be terminated for any reason.  To date, there have not been any conflicts between the Company and MinQuest.

5. Because our Officer and Directors work for other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

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

6. Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have in Nevada contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

7. Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business.

We are in the initial stages of exploration of our mineral claims and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. To date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

8. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure.

The search for valuable natural resources on our property is extremely risky as the exploration for natural resources is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing mines. Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds we spent on exploration will probably be lost.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful.  To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. The risks associated with mineral exploration include:

•	the identification of potential mineralization based on superficial analysis;
•	the quality of our management and our geological and technical expertise; and
•	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization.  It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, we would be unable to develop our business.

9. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

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

10.  We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors or with any new competitors.  We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to develop, maintain or expand our business.

11. The prices of metals are highly volatile and a decrease in metals prices could result in us incurring losses.

The profitability of natural resource operations are directly related to the market prices of the underlying commodities.  The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions.  Price fluctuations in the metals markets from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine.  Accordingly, we may begin to develop a mineral property at a time when the price of the underlying metals make such exploration economically feasible and, subsequently, incur losses because metals prices have decreased.  Adverse fluctuations of metals market price may force us to curtail or cease our business operations.

12. Because access to our mineral claims is restricted by inclement weather we may be delayed in our exploration

Access to our mineral property is restricted through some of the year due to weather in the local area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

13. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

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

14. Damage to the environment could result from our operations.  If our business is involved in one or more of these hazards, we may be subject to claims of a significant size which could force us to cease our operations.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, state and local agencies.  Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on the mineral industry since the rules and regulations frequently are amended or interpreted.  We cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulation could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the cost of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and property are subject to extensive federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences, (ii) restrict the types, quantities and concentration of various substances that can be released into the environment in connection with exploration activities, (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas, (iv) require remedial measures to mitigate pollution from former operations and  (v)  impose substantial  liabilities  for  pollution  resulting  from  our  proposed operations.

15. Our principal stockholder, who is also a Director and our sole officer, owns a controlling interest in our voting stock. Therefore investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our principal shareholder beneficially owns approximately 52.1% of our outstanding common stock. As a result of his ownership, the principal shareholder who is also our sole executive officer and a director is able to control all matters requiring shareholder approval, including the election of directors and removal of directors and approval of significant corporate transactions including:

•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

RISKS RELATING TO OUR COMMON STOCK

16. We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 500,000,000 common shares, of which 48,020,000 shares are issued and outstanding.  The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing shareholders. We may value any common shares issued in the future on an arbitrary basis.  The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common shares.

17. Our sole executive officer, who is also a director, owns a controlling interest in our voting stock and may take actions that are contrary to your interests, including selling their stock.

Our sole executive officer, who is also a director, beneficially owns approximately 52.1% of our outstanding common stock.  If and when he is able to sell his shares in the market, such sales by our sole executive officer within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

18. Our common shares are subject to the "Penny Stock" Rules of the SEC and we have no established market for our securities, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

19. Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

20. Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors are independent, we do not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Description of Properties

We do not own any real property. We currently maintain our corporate office on a shared basis pursuant to a one-year lease which expires in September2012 at 9120 Double Diamond Parkway, Suite 5018, Reno, Nevada, 89521. Monthly rent under the lease is $183.  Management believes that our office space is suitable for our current needs.

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
0 10 20 30 40 50 60 miles
0 25 50 75 100 km
TN MN 14°
Printed from TOPO! ©2001 National Geographic Holdings (www.topo.com)

Map of the CX and Truman Properties located in Nevada.

Truman Property

Acquisition of Interest

The Company executed a property option agreement, dated March 29, 2010,  with MinQuest (the “Truman Agreement”), granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property (the “Truman”) is located in Mineral County, Nevada and consisted of 52 unpatented claims at the time of acquisition.  Subsequent to the execution of the option agreement, the Company staked an additional 46 claims bringing the total number of claims at Truman to 98.  Annual option payments and minimum annual exploration expenditures under the Truman Agreement are as noted below:

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

Upon execution of the Truman Agreement the Company paid MinQuest $10,000 as well as reimbursed MinQuest for the Truman Property’s holdings and related property costs in the amount of $7,859.  On March 29, 2012 and 2011 the Company made the second and third property option payment required under the Truman Agreement of $10,000 and $20,000 respectively.

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

Current State of Exploration

The Truman claims presently do not have any known or assigned mineral resources or reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any open-pits.  No reported historic production is noted for the property.  There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  Although drill holes are present within the property boundary, there is no drilled resource on our claims.

Geological Exploration Program

In the fall of 2011 our Board of Directors reassessed the previously approved budget of $150,000 and approved a new budget of $303,000.  A portion of this budget has already been completed for some items such as property option payments, claim fee and property holding costs, cultural and biological surveys, and geochemical analysis.  The budget includes 3,000 feet of reverse circulation drilling.  The project covers 8 epithermal gold and silver targets hosted within a sequence of Tertiary volcanics and Paleozoic sediments.  These targets have been partially defined by previous exploration groups over a 25 year period.  The historic efforts of five exploration groups have helped define high grade gold and silver values occurring in veins and low grade gold values occurring in bulk minable configurations.

The Company currently intends to concentrate on three previously identified mineralized zones.  Although the various targets were previously discovered by others, they remain poorly explored because of past property disputes or a lack of understanding of the geology and an ore model.

A mapping and sampling program was initiated on the Truman in mid-October, 2010.  An extensive evaluation of underground workings was carried out throughout the project area.  This evaluation resulted in the survey, underground mapping and sampling of approximately 4,200 feet of historic adits and stopes.  Surface mapping and sampling was also carried out in the western portion of the property.  This mapping was intended to follow up on silver in soil samples from historic sampling carried out by Noranda in the early 1990’s.  A total of 118 underground samples and 8 surface samples were collected during this exercise.  The underground samples were continuous chip samples collected over widths ranging from 3 to 50 feet and averaging 20 feet.  The results of this work identified several mineralized structures.  The biological and cultural surveys were completed for the Truman Property in 2011.

We currently plan to complete the field portion of the drill program in the summer or fall of 2012.

CX Property

On November 27, 2009 the Company executed a property option agreement (the “CX Agreement”) with MinQuest granting the Company the right to acquire 100% of the mining interests of a mineral exploration property controlled by MinQuest.  The CX Property is located in Nye County, Nevada and currently consists of 77 unpatented claims .  Under the CX Agreement annual property option payments and minimum annual exploration expenditures of $480,000 and $2,500,000 respectively were required by February 25, 2020.

Upon execution of the CX Agreement, MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  On February 25, 2010 the Company paid the $20,000 balance of the note as well as reimbursed MinQuest for the CX Property holding and claim costs in the amount of $23,512. On February 25, 2011 the Company made the second property option payment of $20,000 required under the CX Agreement.

The Company has completed a drill program on the CX Property and based on the results of the program determined that the CX Property no longer fits with its business parameters.  On February 20, 2012 the Company gave notice of termination to MinQuest pursuant to the terms of the CX Agreement.  As a result of such termination, the CX Property has been returned to MinQuest and the Company has paid Minquest $11,593 for claim fees, payments and expenses in order to maintain the property in good standing until February 2013.  The Company no longer has any interest in the CX Property and no additional payments are required under the CX Agreement.

Item 3.                      Legal Proceedings

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

Item 4.                      Mine Safety Disclosures

The Company currently has no mining operations.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Financial Industry Regulatory Authority Over The Counter Bulletin Board (“OTCBB”) under the symbol “RNGC.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending March 31, 2012 and March 31, 2011:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2012	Fourth Quarter	$0.09	$0.06
	Third Quarter	$0.20	$0.045
	Second Quarter	$0.40	$0.195
	First Quarter	$1.27	$0.41
2011	Fourth Quarter	$0.50	$0.16
	Third Quarter	$0.48	$0.17
	Second Quarter	$1.05	$0.175
	First Quarter	$1.92	$0.41

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On May 18, 2012, there were approximately thirty-three holders of record of the Company’s common stock.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. As of March 31, 2012, securities issued and securities available for future issuance under our 2010 Stock Option Plan (the “2010 Plan) were as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders:
Options (1)	5,000,000	$0.68	3,600,000
Warrants (2)	1,100,000	$0.38	N/A

(1)
As of March 31, 2012, there were a total of 1,400,000 options granted and outstanding under the 2010 Plan with exercise prices ranging from $0.50 per share to $1.00 per share.   Of these options, 1,200,000 options have vested with the remaining 200,000 options vesting on March 16, 2013.

(2)
Represents share purchase warrants granted as part of a private placement previously completed by the Company.  Each warrant is exercisable into one common share until January 25, 2015.  All of the warrants have vested as at March 31, 2012.

The following discussion describes material terms of grants made pursuant to the 2010 Plan.

On February 3, 2010 the Board of Directors adopted the 2010 Plan.  The 2010 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2010 Plan, the granting of stock options, the exercise prices, and the option terms are determined by the Company's Option Committee, a committee designated to administer the 2010 Plan by the Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities that were not previously reported.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None

Item 6.                      Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.                      Management’s Discussion and Analysis or Plan of Operation

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have in Nevada contains commercially exploitable reserves.  Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   Currently we have one property under option. We have initiated an exploration program that will include mapping, sampling, surveying and drilling our property. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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
Plan of Operation

During the twelve-month period ending March 31, 2013, our objective is to continue to explore the Truman Property.  The funds in our treasury are sufficient to meet all planned activities as outlined below. The Company expects that it will need approximately $200,000 to fund its operations during the next twelve months which will include property option payments, exploration of the Truman Property as well as the costs associated with maintaining an office.  The Company completed a financing in November 2011 for total proceeds of $300,000.  The cash from this financing is sufficient to fund its planned operations for the next twelve months.  However, in order to continue to explore and develop its property in the future, the Company will need to obtain additional financing.  Management may seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

We do not anticipate any equipment purchases in the twelve months ending March 31, 2013.

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

Truman Property

On March 29, 2010, the Company executed the Truman Agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The Truman is located in Mineral County, Nevada and consisted of 52 unpatented claims at the time of acquisition.  Subsequent to the option agreement, the Company staked an additional 46 claims bringing the total number of claims at Truman to 98.

Upon execution of the Truman Agreement the Company paid MinQuest $10,000 as well as reimbursed MinQuest for the Truman Property’s holdings and related property costs in the amount of $7,859.  On March 29, 2012 and 2011 the Company made the second and third property option payment required under the Truman Agreement of $10,000 and $20,000 respectively.  As a result of the Truman Property not containing any known or assigned resources or reserves, the Company has written down its property option payments made to March 31, 2012 in the statements of operations and comprehensive loss at March 31, 2012 and 2011 respectively.

In the fall of 2011 our Board of Directors reassessed the previously approved budget and approved a new budget of $303,000.  A portion of this budget has already been completed for some items such as property option payments, claim fee and property holding costs, cultural and biological surveys, and geochemical analysis.  The budget includes 3,000 feet of reverse circulation drilling.  The project covers 8 epithermal gold and silver targets hosted within a sequence of Tertiary volcanics and Paleozoic sediments.  These targets have been partially defined by previous exploration groups over a 25 year period.  The historic efforts of five exploration groups have helped define high grade gold and silver values occurring in veins and low grade gold values occurring in bulk minable configurations.

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

A mapping and sampling program was initiated on the Truman Property in mid-October, 2010.  An extensive evaluation of underground workings was carried out throughout the project area.  This evaluation resulted in the survey, underground mapping and sampling of approximately 4,200 feet of historic adits and stopes.  Surface mapping and sampling was also carried out in the western portion of the property.  This mapping was intended to follow up on silver in soil samples from historic sampling carried out by Noranda in the early 1990’s.  A total of 118 underground samples and 8 surface samples were collected during this exercise.  The underground samples were continuous chip samples collected over widths ranging from 3 to 50 feet and averaging 20 feet.  The results of this work identified several mineralized structures.  The biological and cultural surveys completed in the summer of 2011.

We currently plan to complete the field portion of the drill program in the summer or fall of 2012.

CX Property

On February 20, 2012 the Company terminated the CX Agreement with MinQuest pursuant to the terms of the CX Agreement. The Company has completed a drill program on the CX Property and based on the results of the program determined that the CX Property no longer fits with its business parameters.  As a result of such termination, the CX Property has been returned to MinQuest and the Company has paid Minquest $11,593 for claim fees, payments and expenses in order to maintain the property in good standing until February 2013.  The Company no longer has any interest in the CX Property and no additional payments are required under the CX Agreement.

Results of Operations

The Year Ended March 31, 2012 compared to the Year Ended March 31, 2011

We did not earn any revenues during the years ended March 31, 2012 or 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the year ended March 31, 2012 we had a net loss of $292,724 compared to $347,063 for the year ended March 31, 2011.  The decrease in the net loss was largely due to a decrease in general and administrative expenses partially offset by an increase in mineral property exploration expenditures.  General and administrative expenses decreased to $65,447 in 2012 from $157,643 in 2011.  A significant portion of the decrease relates to the recognition of stock-based compensation which is a result of revaluing and amortizing the unvested portion of stock options granted in 2010.  The previously granted stock options have been revalued and amortized for the years ended March 31, 2012 and 2011 resulting in a reversal of stock-based compensation expense of ($18,830) for 2012 and the recognition of an additional expense of $128,532 in 2011.  For 2012, the amount of stock-based compensation recognized as general and administrative expense was $0 with ($18,830) being recognized as a reduction in mineral property exploration expenditures.  For 2011, the amount of stock-based compensation recognized as general and administrative expense was $89,084 with $39,448 being recognized as mineral property exploration expenditures.  The net result of the impact of the overall $147,362 change in stock-based compensation was to reduce general and administrative expenses by $89,084 between 2012 and 2011 and to reduce mineral property exploration expenditures by $58,278 between 2012 and 2011.  Stock-based compensation was reduced in 2012 primarily as a result of the Company’s share price being lower in 2012 than in 2011.  Excluding the $89,084 impact of stock-based compensation recognized as general and administration expenses, general and administration expenses were consistent between the current and prior year.

Mineral property exploration expenditures increased to $207,277 for the year ended March 31, 2012 from $159,420 for the year ended March 31, 2011.  An overall increase occurred despite the impact of stock-based compensation which had the effect of decreasing mineral property exploration expenditures by $58,278 when comparing 2012 to 2011.  During the year ended March 31, 2012, the Company undertook a drill program on the CX Property while in 2011 mineral property exploration expenditures consisted largely of initial property assessments and the preparation of the documents needed for permitting the planned drill programs on the CX and Truman Properties.  As a result, the larger portion of the CX Property drill program was incurred in 2012 rather than in 2011.  Property option payments were $20,000 in 2012 and $30,000 in 2011.  The reduction was the result of the Company terminating the CX Property option agreement.

Liquidity and capital resources

We had working capital of $237,343 at March 31, 2012 consisting of cash of $237,313, prepaid expenses of $1,100, and total current liabilities of $1,070.

We anticipate that we will incur the following to March 31, 2013:

•	$30,000 in connection with property option payments under the Company’s Truman option agreement;

•	$117,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s Truman property option agreement;

•	$53,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended March 31, 2012 was $297,490 compared to $226,386 during the year ended March 31, 2011.  Cash used in operations increased despite a reduction in the net loss to $292,724 in the current year from $347,063 in the prior year.  The primary reason that cash used in operations increased despite a reduction in the net loss was due to the impact of stock-based compensation.  As a result of the revaluation and amortization of unvested stock options granted in 2010, there was a reduction of stock-based compensation of ($18,830) for the year ended March 31, 2012 compared to the recognition of an additional expense of $128,532 for the year ended March 31, 2011.  Stock-based compensation was reduced in 2012 primarily as a result of the Company’s share price being lower in 2012 than in 2011.  Partially offsetting the overall $147,362 impact of stock-based compensation was a $5,926 outflow from a decrease in accounts payable and accrued liabilities in 2012 while in 2011 there was a $37,876 outflow from a decrease in accounts payable and accrued liabilities.  Cash received from financing activities was the result of $300,000 and $500,000 raised in private placements completed in 2012 and 2011 respectively. Investing activities in 2012 consisted of $16,000 paid for the reclamation bond for the CX Property and a $20,000 property option payment on the Truman Property.  In 2011 investing activities consisted of property option payments of $20,000 on the CX Property and $10,000 on the Truman Property.

Cash from operations from inception to date has not been sufficient to provide the operating capital necessary to fund the Company’s operations. On January 25, 2010 the Company completed a private placement issuing 550,000 units at $0.15 per unit for total proceeds of $82,500.  Each unit consists of one common share of the Company and two non-transferable share purchase warrants, designated Class A and Class B.  The Class A warrants are exercisable at a price of $0.25 per share and the Class B warrants are exercisable at a price of $0.50 per share.  The Class A warrants are exercisable commencing January 25, 2011 and the Class B warrants are exercisable commencing January 25, 2012.  Both the Class A and Class B warrants expire on January 25, 2015.  On March 10, 2010 the Company closed a private placement of 70,000 common shares at $0.15 per share for a total offering price of $10,500.  On April 20, 2010, the Company completed a private placement of 400,000 common shares at $1.25 per share for a total offering price of $500,000 and on November 18, 2011, the Company closed a private placement of 2,000,000 common shares at $0.15 per share for a total offering price of $300,000. All of the above transactions were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Going Concern Consideration

Management believes that current cash available is sufficient to fund its planned operations for the next twelve months.  However, in order to continue to explore and develop its property in the future, the Company will need to obtain additional financing.   We anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s financial statements for the year ended March 31, 2012. While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

•	Exploration and Development Costs

•	Income Taxes

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2012.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning April 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact on the financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance had no impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning April 1, 2012. The Company does not expect the updated guidance to have a significant impact on the financial position, results of operations or cash flows.

Item 7A                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                        Financial Statements

RANGER GOLD CORP.

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

March 31, 2012 and 2011

Contents	Page

Report of Independent Registered Public Accountants	35

Balance Sheets
March 31, 2012 and 2011	36

Statements of Operations for the
Years Ended March 31, 2012 and 2011 and the Cumulative Period
from May 11, 2007 (inception) to March 31, 2012	37

Statement of Stockholders’ Equity
Since May 11, 2007 (inception) to March 31, 2012	38

Statements of Cash Flows for the
Years Ended March 31, 2012 and 2011 and the Cumulative Period
from May 11, 2007 (inception) to March 31, 2012	40

Notes to Financial Statements	42

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Ranger Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Ranger Gold Corp. (an exploration stage company) as of March 31, 2012 and 2011 and the related statements of operations, and cash flows for the years ended March 31, 2012 and 2011 and the cumulative since May 11, 2007 (inception) to March 31, 2012, and the statement of stockholder’s equity since May 11, 2007 (inception) to March 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranger Gold Corp. (an exploration stage company) as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended March 31, 2012 and 2011 and the cumulative since May 11, 2007 (inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception and has no source of revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
May 21, 2012

RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2012	2011
ASSETS
Current Assets
Cash	$237,313	$270,803
Prepaid Expenses	1,100	1,090
Total Current Assets	238,413	271,893

Non-Current Assets
Reclamation Deposit (note 5)	16,000	-
Total Non-Current Assets	16,000	-

Total Assets	$254,413	$271,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$1,070	$6,996

Total Current Liabilities	1,070	6,996

Stockholders’ Equity
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at March 31, 2012 and 2011	—	—
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
Issued 48,020,000 shares at
March 31, 2012 (March 31, 2011 – 46,020,000)	4,802	4,602
Paid-In Capital	1,133,061	852,091
Deficit Accumulated Since Inception of Exploration Stage	(884,520)	(591,796)
Total Stockholders’ Equity	253,343	264,897

Total Liabilities and Stockholders’ Equity	$254,413	$271,893

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
	For the	For the	May 11, 2007
	Year Ended	Year Ended	Inception of
	March 31,	March 31,	Exploration
	2012	2011	Stage
Revenues	$—	$—	$—
Cost of Revenues	—	—	—
Gross Margin	—	—	—

Expenses
Mineral Property Exploration Expenditures	207,277	159,420	419,768
General and Administrative	65,447	157,643	384,207
Net Loss from Operations	(272,724)	(317,063)	(803,975)

Other Income (Expense)
Interest	—	—	(545)
Net Other Income (Expense)	—	—	(545)

Write-down of Mineral Property Acquisition Payments	(20,000)	(30,000)	(80,000)

Net Loss	$(292,724)	$(347,063)	$(884,520)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	46,754,247	45,998,082

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Par Value	Shares(1)	Par Value	Capital	Stage	Total
Balance at May 11, 2007 (inception)	—	$—	—	$—	$—	$—	$—

Common Stock Issued to Founder at $0.00002 per share, May, 2007	—	—	25,000,000	2,500	(2,000)	—	500
Common Stock Issued at $0.002 per share, January, 2008	—	—	20,000,000	2,000	38,000	—	40,000
Net Loss	—	—	—	—	—	(2,850)	(2,850)

Balance at March 31, 2008	—	—	45,000,000	4,500	36,000	(2,850)	37,650

Net Loss	—	—	—	—	—	(53,980)	(53,980)

Balance at March 31, 2009	—	—	45,000,000	4,500	36,000	(56,830)	(16,330)

Contributions from shareholders	—	—	—	—	36,035	—	36,035
Common Stock Issued at $0.15 per share, January, 2010	—	—	550,000	55	82,445	—	82,500
Common Stock Issued at $0.15 per share, March, 2010	—	—	70,000	7	10,493	—	10,500
March 2010, Compensation from the Issuance of StockOptions at Fair Market Value	—	—	—	—	58,626	—	58,626
Net Loss	—	—	—	—	—	(187,903)	(187,903)

Balance March 31, 2010	—	—	45,620,000	4,562	223,599	(244,733)	(16,572)

Common Stock Issued at $1.25 per share, April, 2010	—	—	400,000	40	499,960	—	500,000
Options at Fair Market Value	—	—	—	—	128,532	—	128,532
Net Loss	—	—	—	—	—	(347.063)	(347.063)

Balance March 31, 2011 (carried forward)	—	—	46,020,000	4,602	852,091	(591,796)	264,897

(1)	Reflects the 5:1 forward stock split completed on January 21, 2010 (note 7)

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)

						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Par Value	Shares(1)	Par Value	Capital	Stage	Total

Balance at March 31, 2011 (brought forward)	—	$—	46,020,000	$4,602	$852,091	$(591,796)	$264,897

Common Stock Issued at $0.15 per share, November 18, 2011	—	—	2,000,000	200	299,800	—	300,000
Options at Fair Market Value	—	—	—	—	(18,830)	—	(18,830)
Net Loss	—	—	—	—	—	(292,724)	(292,724)

Balance at March 31, 2012	—	$—	48,020,000	$4,802	$1,133,061	$(884,520)	$253,343

(1)	Reflects the 5:1 forward stock split completed on January 21, 2010 (note 7)

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
	For the	For the	Since
	Year Ended	Year Ended	May 11, 2007
	March 31,	March 31,	Inception of
	2012	2011	Exploration Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(292,724)	$(347,063)	$(884,520)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	(18,830)	128,532	168,328
Write-down of Mineral Property Acquisition Cost	20,000	30,000	80,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(10)	21	(1,100)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(5,926)	(37,876)	19,775
Net Cash Used in Operating Activities	(297,490)	(226,386)	(617,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(20,000)	(30,000)	(80,000)
Reclamation Deposit	(16,000)	—	(16,000)
Net Cash Used in Investing Activities	(36,000)	(30,000)	(96,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	300,000	500,000	933,500
Net Proceeds from Loan Payable	—	—	17,330
Net Cash Provided by Financing Activities	300,000	500,000	950,830

Net Increase in Cash and Cash Equivalents	(33,490)	243,614	237,313
Cash and Cash Equivalents at Beginning of Period	270,803	27,189	—
Cash and Cash Equivalents at End of Period	$237,313	$270,803	$237,313

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
	For the	For the	May 11, 2007
	Year Ended	Year Ended	Inception of
	March 31,	March 31,	Exploration
	2012	2011	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of Note Payable by a Contribution from a Shareholder	$—	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$—	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  Consulting expense of $58,626 has been recorded for the year ended March 31, 2010.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued for the years ended March 31, 2012 and 2011 resulting in an additional stock-based consulting expense of ($18,830) and $128,532 being recorded in the Statements of Operations for the years ended March 31, 2012 and 2011 respectively.

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

On November 9, 2009, Mr. Basrai, as the holder of 25,000,000 shares of common stock, at that time representing 55.5% of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from “Fenario, Inc.” to “Ranger Gold Corp.”  In connection with the change of the Company’s name to Ranger Gold Corp. the Company’s business was changed to mineral resource exploration.  The change in name and business received its final approval by the regulatory authorities on January 7, 2010.

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

Nature of Operations

The Company has no products or services as of March 31, 2012.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.  The Company currently has one property under option in Nevada.  The Company’s property does not have any known or assigned resources or reserves.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $884,520 for the period from May 11, 2007 (inception) to March 31, 2012, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource property and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $200,000 to fund its operations during the next twelve months which will include a property option payment, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing in November 2011 for total proceeds of $300,000.  The cash from this financing is sufficient to fund its planned operations for the next twelve months.  However, in order to continue to explore and develop its property in the future, the Company will need to obtain additional financing.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As at each of March 31, 2012 and 2011 the company had outstanding 1,400,000 common stock options and 1,100,000 share purchase warrants. The effects of the Company’s common stock equivalents are anti-dilutive for March 31, 2012 and 2011 and are thus not presented.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2012.

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

New Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning April 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact its financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning April 1, 2012. The Company does not expect the updated guidance to have a significant impact on its financial position, results of operations or cash flows.

NOTE 4 – MINERAL PROPERTY INTERESTS

Truman Property

On March 29, 2010, the Company executed a property option agreement (the “Truman Agreement”) with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 98 unpatented claims (the “Truman Property”).  Annual option payments and minimum annual exploration expenditures under the Truman Agreement are as noted below:

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

Upon execution of the Agreement the Company paid MinQuest $10,000 as well as reimbursed MinQuest for the Truman Property’s holdings and related property costs in the amount of $7,859.  On March 29, 2012 and 2011 the Company made the second and third property option payment required under the Truman agreement of $10,000 and $20,000 respectively.  As a result of the Truman Property not containing any known or assigned resources, the Company has written down its property option payments made to March 31, 2012 in the statements of operations and comprehensive loss at March 31, 2012 and 2011 respectively.

Under the Truman Agreement all of our payment obligations are non-refundable.  If we do not make any payments under the agreement we will lose any payments made and all our rights to the Truman Property. If all said payments under the agreement are made, then we will acquire all mining interests in the property.  If the Company fails to make any payment when due the agreement gives the Company a 60-day grace period to pay the amount of the deficiency.

MinQuest has retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Truman Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

The Company may use MinQuest for its mineral exploration expertise on the Truman Property. Furthermore, both the Company and MinQuest have the right to assign, sell, mortgage or pledge their rights in the agreement or on the property. In addition, any mineral interests staked, located, granted or acquired by either the Company or MinQuest which are located within a one mile radius of the property will be included in the option granted to the Company for the property.

The Truman Agreement will be terminated if the Company fails to comply with any of its obligations under the agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Nevada. The Company also has the right to terminate the agreement by giving notice to MinQuest.

CX Property

On November 27, 2009 the Company executed a property option agreement (the “CX Agreement”) with MinQuest granting the Company the right to acquire 100% of the mining interests of a mineral exploration property controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consists of 77 unpatented claims (the “CX Property”).  Under the CX Agreement annual property option payments and minimum annual exploration expenditures of $480,000 and $2,500,000 respectively were required by February 25, 2020.

Upon execution of the CX Agreement, MinQuest accepted a 90-day, non-interest bearing promissory note from the Company for the initial $20,000 property option payment.  On February 25, 2010 the Company paid the $20,000 balance of the note as well as reimbursed MinQuest for the CX Property holding and claim costs in the amount of $23,512. On February 25, 2011 the Company made the second property option payment of $20,000 required under the CX Agreement.  As a result of the CX Property not containing any known or assigned resources, the Company has written down its property option payments in the statements of operations.

On February 20, 2012 the Company gave notice of termination to MinQuest pursuant to the terms of the CX Agreement. The Company has completed a drill program on the CX Property and based on the results of the program determined that the CX Property no longer fits with its business parameters.  As a result of such termination, the CX Property has been returned to MinQuest and the Company has paid Minquest $11,593 for claim fees, payments and expenses in order to maintain the property in good standing until February 2013.  The Company no longer has any interest in the CX Property and no additional payments are required under the CX Agreement.

NOTE 5 – RECLAMATION DEPOSIT

Prior to commencement of its drill program on the CX Property the Company paid a $16,000 reclamation deposit.  The Company is currently completing the required remediation on the CX Property now that it has completed its drill program.  Upon completion of the remediation, the Company will apply for a refund of its bond.

NOTE 6 - LOAN PAYABLE

The loan payable was due on demand and bore interest at 5% per annum.  Upon the acquisition of control by Mr. Basrai on October 28, 2009 the loan and accrued interest in the total amount of $17,330 was forgiven by the lender.

NOTE 7 – SHARE CAPITAL

Common Stock

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

On March 10, 2010 the Company closed a private placement of 70,000 common shares at $0.15 per share for a total offering price of $10,500.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The private placement was fully subscribed to by one non-U.S. persons.

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

Stock Splits

On November 9, 2009 the Company received a written consent in lieu of a meeting of stockholders (the “Written Consent”) from the holder of 25,000,000 (at the time representing 55.5%) of the issued and outstanding shares of our common stock.  The Written Consent adopted the resolution to change the Company’s name to Ranger Gold Corp.  In connection with the name change the Written Consent also adopted a resolution to split the Company’s common stock.  The Board of Directors subsequently approved a 5:1 forward stock split.  The record and payment dates of the forward split were January 15 and January 21, 2010 respectively.   All of the common shares issued and outstanding on January 15, 2010 were split.   All references to share and per share amounts have been restated in these financial statements to reflect the split.

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

For the year ended March 31, 2010, 1,400,000 stock options were granted to various consultants at exercise prices of $0.50 and $1.00 per share.  No options were granted under the 2010 Plan during the years ended March 31, 2012 or 2011.  The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted in 2010. The following assumptions were made:

Risk Free Rate	0.18%
Expected Life of Option	5 years
Expected Volatility of Stock (Based on Historical Volatility)	84.1%
Expected Dividend yield of Stock	0.00

Total stock option expense of $58,626 was recognized for the year ended March 31, 2010 with $7,710 being recorded as mineral property exploration expenditures and $50,916 as general and administrative.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued for the years ended March 31, 2012 and 2011 resulting in a reversal of stock-based consulting expense of ($18,830) for the year ended March 31, 2012 (2011- $128,532 in additional expense) being recorded with ($18,830) (2011 - $39,448 in additional expense) being recorded as a reduction in mineral property exploration expenditures and $0 (2011- $89,084 in additional expense) as general and administrative.

The following table sets forth the options outstanding under the 2010 Plan as of March 31, 2012:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2010	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, March 31, 2012 and 2011	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at March 31, 2012:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.50	900,000	2.96	$ 0.50	700,000	$ 0.50
$ 1.00	500,000	2.96	$ 1.00	500,000	$ 1.00
	1,400,000		$ 0.68	1,200,000	$ 0.71

The aggregate intrinsic value of stock options outstanding at March 31, 2012was $0 (2011 - $0) and the aggregate intrinsic value of stock options exercisable at March 31, 2012 was also $0 (2011 - $0).  No stock options were exercised in 2012 or 2011.  As of March 31, 2012 there was $2,172 in unrecognized compensation expense that will be recognized over one year.

A summary of status of the Company’s unvested stock options as of March 31, 2012 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested at March 31, 2010	1,400,000	$0.68	$0.27
Granted	-	-	-
Vested	(1,100,000)	$0.73	$0.27

Unvested at March 31, 2011	300,000	$0.50	$0.29
Vested	(100,000)	$0.50	$0.29

Unvested at March 31, 2012	200,000	$0.50	$0.29

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

The following table sets forth common share purchase warrants outstanding as of March 31, 2012:

Warrants Outstanding
Balance, March 31, 2010	1,100,000
Warrants granted	-
Balance, March 31, 2012 and 2011	1,100,000

The following table lists the common share warrants outstanding at March 31, 2012.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	2.83	550,000	$ 0.25
550,000	$ 0.50	2.83	550,000	$ 0.50
1,100,000			1,100,000

NOTE 8 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2012	2011
Non-capital losses carried forward	242,900	137,000
Less: valuation allowance	(242,900)	(137,000)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2011 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2012	2011
Computed expected tax benefit	99,500	118,000
Permanent differences	6,400	(43,700)
Change in valuation allowance	(105,900)	(74,300)
Income tax provision	-	-

As of March 31, 2012, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $714,500 (2011 - $403,000) which expire between 2028 and 2032.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the year ended March 31, 2012 was $12,000 (2011 - $12,000).

The Company also has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition or option by the Company.  The Company paid $0 for fees and reimbursement of expenses under this agreement for the year ended March 31, 2012 (2011 - $4,855).

The Company’s President and CEO does not draw a regular salary from the Company.  However, during the year ended March 31, 2012 the Company paid its President and CEO $10,000 (2011 - $10,000) in management fees.  No other amounts were paid to the President and CEO.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In September 2011 the Company renewed its lease for its shared office space for one more year at a rate of $183 per month.

Item 9.                          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                      Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ( “COSO”) in Internal Control - Integrated Framework. Based on the Company’s assessment, our management has concluded that, as of March 31, 2012, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None
PART II

Item 10.                      Directors, Executive Officers and Corporate Governance

Directors and Officers

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

Name	Position Held with the Company	Age	Date First Appointed
Gurpartap Singh Basrai	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary Treasurer, and Director	60	October 28, 2009
Paul Strobel	Director	64	November 6, 2009
Shelby Cave	Director	35	March 16, 2010

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gurpartap Singh Basrai is an accomplished businessman who has owned and operated several businesses in the Fremont, California area for the last 30 years.  In 2004 he was the President of the Alameda County Pharmacist Association and is a current Board member of the Alameda Alliance for Health, a company which provides health care coverage to over 100,000 children and adults.   In addition, Mr. Basrai is an active consultant to several Intermediate Care Facilities as well as the Fremont Surgery Center. Mr. Basrai holds a Doctorate of Pharmacy from the UOP School of Pharmacy.  Mr. Basrai is also the sole executive officer of Tundra Gold Corp., a publicly-traded, junior exploration company. Mr. Basrai was appointed to the Board of Directors as he is an accomplished business man with decades of experience in operating successful businesses.

Paul Strobel is an accomplished geologist who has over 30 years of practical experience. Since 2008 he has been the Managing Partner of Western Resource Consultants which is a privately-held business providing consulting services to the mineral exploration industry.  Prior to his current role he was a Vice President at Gold Reef International for one year, General Manager at Chambers Group, Inc. for one year and from 1997 to 2005 he was a contract geologist for Marston Environmental.   Mr. Strobel holds a Bachelor of Science degree from the University of Arizona.  Mr. Strobel is also the sole executive officer of Grizzly Gold Corp., a publicly-traded, junior exploration company.  Mr. Strobel was appointed to the Board of Directors as he is a geologist with decades of experience.

Shelby Cave is in the final stage of completing her doctorate degree in geological sciences at Arizona State University (“ASU”) where she was a researcher and instructor from 2001 to 2010.   From 2008 to 2010 she also worked as a contract geologist for a number of exploration companies.  Since 2011 she has worked as a mine site geologist for Freeport-McMoran Copper & Gold Inc.  Ms. Cave obtained a Bachelor of Geological Science degree from the University of North Carolina in 2000 and a Master’s in Geological Sciences from ASU in 2004.  Ms. Cave was appointed to the Board of Directors as she is a geologist with knowledge of Nevada.

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of Directors. Other than described  below, we have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert

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

Code of Ethics

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

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings
There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended March 31, 2012, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2012 fiscal year.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Gurpartap Singh Basrai	2012	0	0	0	0	0	0	10,000(1)	10,000
President, Chief Executive Officer	2011	0	0	0	0	0	0	10,000(1)	10,000

Represents management fees paid to Mr. Singh for services provided to the Company  The management fees are based on invoices submitted to the Company and are not paid pursuant to a documented service agreement.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of March 31, 2012.

Compensation of Directors

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Paul Strobel	2012	6,000	0	0	0	0	0	6,000
	2011	10,855	0	0	0	0	0	10,855
Shelby Cave	2012	6,000	0	0	0	0	0	6,000
	2011	6,000	0	0	0	0	0	6,000

The Company pays two of its Directors $500 per month to serve on the Board of Directors.  Payments commence effective the date of appointment and continue as long as the respective individual remains a member of the Board of Directors.  During the twelve months ended March 31, 2012 the Company paid Mr. Strobel $6,000 (2011 - $6,000) and paid Ms. Cave $6,000 (2011 - $6,000) respectively.

Effective April 1, 2010 the Company executed a services agreement with Western Resource Consultants (“Western”) of which Mr. Strobel is the managing partner to assist the Company with identifying and assessing potential property acquisitions. Includes $4,855 of consulting fees paid to Western under such agreement.

On April 1, 2010, the Company entered into the Service Agreement which provides, among other things that Mr. Strobel be compensated at an hourly rate of $100 (or $600 for an 8-hour day) for senior geologist services and that Western be compensated at an hourly rate of $50 (or $300 for an 8-hour day) for clerical and technical services provided to the Company. The Service Agreement will continue for so long as Mr. Strobel remains a director of the Company.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of May 21, 2012, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 48,020,000 shares of Common Stock which are issued and outstanding as of May 21, 2012.  Unless indicated otherwise, all addresses below are c/o Ranger Gold Corp., 9120 Double Diamond Parkway, Suite 5018, Reno, Nevada, 89521.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Gurpartap Singh Basrai	25,000,000	52.1%
Paul Strobel	0	0
Shelby Cave	0	0
Directors and Officers as a Group (3 individuals)	25,000,000	52.1%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Company currently pays each of Messrs. Strobel and Cave $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the year ended March 31, 2012 was $12,000 (2011 - $12,000).

The Company also has a service agreement with Western to provide a variety of geological services including assisting with the identification and assessment of properties for potential acquisition or option by the Company.  Paul Strobel, a director of the Company, is the managing partner of Western. The Company paid $0 for fees and reimbursement of expenses under this agreement for the year ended March 31, 2012 (2011 - $4,855) Mr. Basrai, the Company’s President and CEO does not draw a regular salary from the Company.  However, during the year ended March 31, 2012 the Company paid Mr. Basrai $10,000 (2011 - $10,000) in management fees.  The management fees are based on invoices submitted to the Company and are not paid pursuant to a documented service agreement.

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

Item 14.                      Principal Accounting Fees and Services

Fees billed to the Company for the fiscal years ending March 31, 2012 and 2011 by Robison, Hill & Co., the Company’s registered public accounting firm are set forth below:

	Fiscal year ending March 31, 2012	Fiscal year ending March 31, 2011
Audit Fees	$32,000	$30,243
Audit Related Fees	-	-
Tax Fees	500	500
All Other Fees	-	-

As of March 31, 2012, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.2	By-Laws of Registrant. (1)
4.1	Form of stock certificate. (1)
4.2	Form of Class A Warrant. (3)
4.3	Form of Class B Warrant. (3)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	CX Property Option Agreement dated November 27, 2009 by and between Ranger Gold Corp. and MinQuest, Inc. (2)
10.3	Form of Regulation S Subscription Agreement (3)
10.4	2010 Stock Option Plan (4)
10.5	Form of Regulation S Subscription Agreement (5)
10.6	Truman Property Option Agreement dated March 29, 2010 by and between Ranger Gold Corp. and MinQuest, Inc. (6)
10.7	Form of Regulation S Subscription Agreement (7)
10.8	Service Agreement dated April 1, 2010 by and between Paul Strobel and Ranger Gold Corp. (8)
10.9	Form of Regulation S Subscription Agreement (9)
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications

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
(4) Previously filed with the Company’s Form 8-K submitted to the SEC on February 4, 2010.
(5) Previously filed with the Company’s Form 8-K submitted to the SEC on March 3, 2010.
(6) Previously filed with the Company’s Form 8-K submitted to the SEC on April 1, 2010.
(7) Previously filed with the Company’s Form 8-K submitted to the SEC on April 26, 2010.
(8) Previously filed with the Company’s Form 10K submitted to the SEC on June 29, 2011.
(9) Previously filed with the Company’s Form 8-K submitted to the SEC on November 23, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGER GOLD CORP.

Dated: May 21, 2012	By: /s/ Gurpartap Singh Basrai
Name: Gurpartap Singh Basrai
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Gurpartap Singh Basrai Gurpartap Singh Basrai	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	May 21, 2012

/s/ Paul Strobel Paul Strobel	Director	May 21, 2012

/s/ Shelby Cave Shelby Cave	Director	May 21, 2012