Form 10-Q
period 2012-06-30
Ranger Gold Corp.
filed 2012-08-10
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of August 10, 2012.

TABLE OF CONTENTS

Page

PART I - Financial Information	3

Item 1. Financial Statements
Balance Sheets June 30, 2012 (unaudited), and March 31, 2012	3
Statements of Operations (unaudited) for the three-month periods ended
June 30, 2012 and 2011, and for the period from inception
on May 11, 2007 to June 30, 2012.	4
Statements of Cash Flows (unaudited) for the three-month periods ended
June 30, 2012 and 2011, and for the period from inception
on May 11, 2007 to June 30, 2012.	5
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15

PART II – Other Information
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16

Item 1.  Financial Statements
RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	March 31,
	2012	2012
ASSETS
Current Assets
Cash	$222,466	$237,313
Prepaid Expenses	4,431	1,100
Total Current Assets	226,897	238,413

Non-Current Assets
Reclamation Deposit (note 3)	16,000	16,000
Total Non-Current Assets	16,000	16,000

Total Assets	$242,897	$254,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$17,965	$1,070
Total Current Liabilities	17,965	1,070

Stockholders’ Equity
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at June 30, 2012 and March 31, 2012	—	—
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
Issued 48,020,000 shares at
June 30, 2012 (March 31, 2012 – 48,020,000)	4,802	4,802
Paid-In Capital	1,130,114	1,133,061
Deficit Accumulated Since Inception of Exploration Stage	(909,984)	(884,520)
Total Stockholders’ Equity	224,932	253,343

Total Liabilities and Stockholders’ Equity	$242,897	$254,413

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
	For the Three Months Ended		Inception of
	June 30,		Exploration
	2012	2011	Stage
Revenues	$–	$–	$–
Cost of Revenues	–	–	–
Gross Margin	–	–	–

Expenses
Mineral Property Exploration Expenditures	(1,147)	13,490	418,621
General and Administrative	26,611	8,153	410,818
Net Loss from Operations	(25,464)	(21,643)	(829,439)

Other Income (Expense)
Interest	–	–	(545)
Net Other Income (Expense)	–	–	(545)

Write-down of Mineral Property Acquisition Payments	–	–	(80,000)

Net Loss	$(25,464)	$(21,643)	$(909,984)

Basic and Diluted loss per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	48,020,000	46,020,000

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
	For the Three Months Ended June 30		Inception of
			Exploration
	2012	2011	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(25,464)	$(21,643)	$(909,984)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	(2,947)	9,459	165,381
Write-down of Mineral Property Acquisition Cost	–	–	80,000

Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(3,331)	555	(4,431)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	16,895	(5,065)	36,670
Net Cash Used in Operating Activities	(14,847)	(16,694)	(632,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	–	–	(80,000)
Reclamation Deposit	–	(16,000)	(16,000)
Net Cash Used in Investing Activities	–	(16,000)	(96,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	–	–	933,500
Net Proceeds from Loan Payable	–	–	17,330
Net Cash Provided by Financing Activities	–	–	950,830

Net (Decrease) Increase in Cash and Cash Equivalents	(14,847)	(32,694)	222,466
Cash and Cash Equivalents at Beginning of Period	237,313	270,803	—
Cash and Cash Equivalents at End of Period	$222,466	$238,109	$222,466

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			May 11, 2007
	For the Three Months Ended		Inception of
	June 30,	June 30,	Exploration
	2012	2011	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder	$—	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$—	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued for the current period resulting in the reversal of stock-based compensation expense of ($2,947) for the three-months ended June 30, 2012 (June 30, 2011 - recognition of $9,459 in additional consulting expense).

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

Nature of Operations

The Company has no products or services as of June 30, 2012.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties with a focus on gold.  The Company currently has one mineral property under option located in Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2012 has been omitted.  The results of operations for the three-month period ended June 30, 2012 are not necessarily indicative of results for the entire year ending March 31, 2013.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $909,984 for the period from May 11, 2007 (inception) to June 30, 2012, and has no sales.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of June 30, 2012, the Company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for June 30, 2012 and are thus not presented.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended March 31, 2012 or for the year ended March 31, 2011.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended April 30, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction.  Tax years 2008 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at June 30, 2012 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 – MINERAL EXPLORATION PROPERTIES

On March 29, 2010, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 98 unpatented claims (the “Truman”).  Upon execution of the Agreement the Company paid MinQuest $10,000 and well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859. On March 29, 2011 the Company made the second property option payment of $10,000 and on March 31, 2012 the Company made the third payment of $20,000 required under the Truman agreement.  As a result of the property containing any known reserves or resources, the aggregate property option payments paid to date for the property have been written down in the Statement of Operations.

NOTE 3 – RECLAMATION DEPOSIT

The Company has paid a $16,000 reclamation deposit on its CX property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.  The Company has begun the process of applying for a refund of the reclamation bond.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the three-months ended June 30, 2012 was $3,000 (2011 - $3,000).  In addition, the Company has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition.  The Company paid $0 for fees and reimbursement of expenses under this agreement for the three-months ended June 30, 2012 and 2011.

NOTE 5 – SHAREHOLDERS’ EQUITY

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options. The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of a reversal of ($2,947) in consulting expense for the three-months ended June 30, 2011 (2011 - $9,459 in additional expense) with all of the balance being recorded as mineral property exploration expenditures.

The following table sets forth the options outstanding under the 2010 Plan as of June 30, 2012:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2012	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, June 30, 2012	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at June 30, 2012:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.50	900,000	2.71	$ 0.50	700,000	$ 0.50
$ 1.00	500,000	2.71	$ 1.00	500,000	$ 1.00
	1,400,000		$ 0.68	1,200,000	$ 0.71

The aggregate intrinsic value of stock options outstanding at June 30, 2012 was $0 and the aggregate intrinsic value of stock options exercisable at June 30, 2012 was also $0.  No stock options were exercised during the quarter ended June 30, 2012.  As of June 30, 2012 there was $519 in unrecognized compensation expense that will be recognized over the next nine months.

A summary of status of the Company’s unvested stock options as of June 30, 2012 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at March 31, 2012	200,000	$0.50	$0.29
Granted	-	-	-
Vested	-	-	-
Unvested at June 30, 2012	200,000	$0.50	$0.29

Warrants

The following table sets forth common share purchase warrants outstanding as of June 30, 2012:

Warrants Outstanding
Balance, March 31, 2012	1,100,000
Warrants granted	-
Balance, June 30, 2012	1,100,000

The following table lists the common share warrants outstanding at June 30, 2012.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	2.58	550,000	$ 0.25
550,000	$ 0.50	2.58	550,000	$ 0.50
1,100,000			1,100,000

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of Ranger Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended March 31, 2012 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Business Operations

Over the next twelve months, the Company intends to explore its property to determine whether it contains commercially exploitable reserves of gold and silver or other metals.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the tools needed for the exploratory work being conducted.

Exploration Program

Truman Property

On March 29, 2010, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 98 unpatented claims (the “Truman”).  By March 29, 2020 an aggregate $510,000 in annual option payments and a minimum aggregate $2,500,000 in annual exploration expenditures are due under the agreement.

Upon execution of the Agreement the Company paid MinQuest $10,000 and well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859. On March 29, 2011 the Company made the second property option payment of $10,000 and on March 29, 2012 made the third property option payment of $20,000 required under the Truman agreement.

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

The Company is in the process of having its drilling application reviewed by the United States Forest Service.  We currently plan to complete the field portion of the drill program in the fall of 2012 or the spring of 2013.

Results of Operations

We did not earn any revenues during the three-months ended June 30, 2012 or 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended June 30, 2012 we had a net loss of $25,464 compared to $21,643 in the corresponding period in 2011.  The change in the net loss was due to an increase in general and administrative expenses partially offset by a decrease on mineral property exploration expenditures.  Mineral property expenditures decreased to ($1,147) for the three-months ended June 30, 2012 from $13,490 for the three-months ended June 30, 2011.  The reversal of expense in 2012 was the result of the recognition of a reversal of stock-based compensation of $2,947 while stock-based compensation in 2011 was comprised of the recognition of an additional $9,459 in expense.  The Company is currently awaiting approval from the United States Forest Service for its Truman drilling application and as a result is not incurring significant mineral property exploration expenditures.  General and administrative expenses increased to $26,611 in the three-months ended June 30, 2012 from $8,153 in the same period in 2011.  The increase was largely due to the year-end audit fees being recorded in the first quarter of 2012 compared to the second quarter of 2011.

Liquidity and Capital Resources

We had cash of $222,466 and working capital of $208,932 as of June 30, 2012. We anticipate that we will incur the following expenses over the next twelve months:

-	$30,000 in connection with the property option payments under the Company’s Truman option agreement;

-	$117,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s Truman property option agreement;

-	$53,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended June 30, 2012 was $14,847 compared to $16,694 during the three months ended June 30, 2011.  The increased net loss in 2012 to $25,464 from $21,643 in 2011 was offset by changes in accounts payable and accrued liabilities.  For the three-months ended June 30, 2012 there was an inflow of $16,895 from an increase in accounts payable and accrued liabilities while in 2011 the amount was an outflow of $5,065 from a decrease in accounts payable and accrued liabilities. In 2012 the Company recognized ($2,947) from the reversal of stock-based compensation compared to the recognition of additional expense of $9,459 in 2011.  There were no financing activities for the three-months ended June 30, 2012 or June 30, 2011.  There were no investing activities during the three months ended June 30, 2012 while to comparable period in 2011 consisted of $16,000 paid for the reclamation bond for the CX property.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral properties.  In November 2011 the Company completed a financing for total proceeds of $300,000.  The proceeds from this financing are sufficient for all of the Company’s commitments for the next 12 months. The Company expects that it will need approximately $200,000 to fund its operations through June 30, 2013.  We anticipate that in the future we will need additional funding and that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We currently believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $909,984 for the period from May 11, 2007 (inception) to June 30, 2012, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the March 31, 2012 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The Company currently has no mining operations.

Item 5. Other Information

None.

Item 6. Exhibits

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

Date:   August 10, 2012

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)