Form 10-Q
period 2012-09-30
Ranger Gold Corp.
filed 2012-11-13
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of November 8, 2012.

Item 1.  Financial Statements
RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
	2012	2012
ASSETS
Current Assets
Cash	$181,571	$237,313
Prepaid Expenses	6,287	1,100
Total Current Assets	187,858	238,413

Non-Current Assets
Reclamation Deposit (note 3)	16,000	16,000
Total Non-Current Assets	16,000	16,000

Total Assets	$203,858	$254,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$8,650	$1,070

Total Current Liabilities	8,650	1,070

Stockholders’ Equity
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at September 30, 2012 and March 31, 2012	—	—
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
Issued 48,020,000 shares at
September 30, 2012 (March 31, 2012 – 48,020,000)	4,802	4,802
Paid-In Capital	1,129,619	1,133,061
Deficit Accumulated Since Inception of Exploration Stage	(939,213)	(884,520)

Total Stockholders’ Equity	195,208	253,343

Total Liabilities and Stockholders’ Equity	$203,858	$254,413

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		May 11, 2007
	Ended		Ended		(Inception) to
	September 30,		September 30,		September 30
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-

Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	15,668	169,488	14,521	182,978	434,289
General and Administrative	13,561	23,744	40,172	31,897	424,379

Net (Loss) Income from Operations	(29,229)	(193,232)	(54,693)	(214,875)	(858,668)

Other Income (Expense)
Interest Expense	-	-	-	-	(545)
Net Other Income (Expense)	-	-	-	-	(545)

Write-down of Mineral Property Acquisition Payments	-	-	-	-	(80,000)

Net (Loss) Income	$(29,299)	$(193,232)	$(54,693)	$(214,875)	$(939,213)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	48,020,000	46,020,000	48,020,000	46,020,000

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2007
	For the Six Months Ended September 30,		Inception of
			Exploration
	2012	2011	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(54,693)	$(214,875)	$(939,213)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	(3,442)	(9,411)	164,886
Write-down of Mineral Property Acquisition Cost	–	–	80,000

Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(5,187)	(13,210)	(6,287)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	7,580	51,597	27,355
Net Cash Used in Operating Activities	(55,742)	(185,899)	(673,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	–	–	(80,000)
Reclamation Deposit	–	(16,000)	(16,000)
Net Cash Used in Investing Activities	–	(16,000)	(96,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	–	–	933,500
Net Proceeds from Loan Payable	–	–	17,330
Net Cash Provided by Financing Activities	–	–	950,830

Net (Decrease) Increase in
Cash and Cash Equivalents	(55,742)	(201,899)	181,571
Cash and Cash Equivalents
at Beginning of Period	237,313	270,803	—
Cash and Cash Equivalents
at End of Period	$181,571	$68,904	$181,571

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			May 11, 2007
	For the Six-Months Ended		Inception of
	September 30,	September 30,	Exploration
	2012	2011	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder	$—	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$—	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued for the current period resulting in the reversal of stock-based compensation expense of ($3,442) for the six-months ended September 30, 2012 (September 30, 2011 – reversal of ($9,411)  in consulting expense).

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

The accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company has no products or services as of September 30, 2012.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties with a focus on gold.  The Company currently has one mineral property under option located in Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2012 has been omitted.  The results of operations for the three and six-month periods ended September 30, 2012 are not necessarily indicative of results for the entire year ending March 31, 2013.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $939,213 for the period from May 11, 2007 (inception) to September 30, 2012, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource property and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $388,000 to fund its operations during the next twelve months which will include a property option payment, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing in November 2011 for total proceeds of $300,000.  However, the cash from this financing is not sufficient to fund all of its planned operations for the next twelve months.  In order to continue to explore and develop its property the Company will need to obtain additional financing.  Management may seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of September 30, 2012, the Company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for September 30, 2012 and are thus not presented.

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

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended September 30, 2012 or for the years ended March 31, 2012 or 2011.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended March 31, 2012 and 2011, there was no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction.  Tax years 2008 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at September 30, 2012 approximates their fair values due to the short-term nature of these financial instruments.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued through the date these financial statements were issued.

NOTE 2 – MINERAL EXPLORATION PROPERTY

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

NOTE 3 – RECLAMATION DEPOSIT

The Company has paid a $16,000 reclamation deposit on its CX property.  The reclamation deposit is refundable upon completion of the required remediation of the property at the completion of the Company’s planned drill program.  The Company has applied for a refund of the reclamation bond and is awaiting a review of the reclamation work completed by the Company on the CX property.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the six-months ended September 30, 2012 was $6,000 (2011 - $6,000).  In addition, the Company has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition.  The Company paid $0 for fees and reimbursement of expenses under this agreement for the six-months ended September 30, 2012 and 2011.

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options. The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of a reversal of ($3,442) in consulting expense for the six-months ended September 30, 2012 (2011 – a reversal of ($9,411)) with all of the balance being recorded as mineral property exploration expenditures.

The following table sets forth the options outstanding under the 2010 Plan as of September 30, 2012:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2012	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, September 30, 2012	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at September 30, 2012:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.50	900,000	2.46	$ 0.50	700,000	$ 0.50
$ 1.00	500,000	2.46	$ 1.00	500,000	$ 1.00
	1,400,000		$ 0.68	1,200,000	$ 0.71

The aggregate intrinsic value of stock options outstanding at September 30, 2012 was $0 and the aggregate intrinsic value of stock options exercisable at September 30, 2012 was also $0.  No stock options were exercised during the six-months ended September 30, 2012.  As of September 30, 2012 there was $214 in unrecognized compensation expense that will be recognized over the next six months.

A summary of status of the Company’s unvested stock options as of September 30, 2012 under all plans is presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at March 31, 2012	200,000	$0.50	$0.29
Granted	-	-	-
Vested	-	-	-
Unvested at September 30, 2012	200,000	$0.50	$0.29

Warrants

The following table sets forth common share purchase warrants outstanding as of September 30, 2012:

Warrants Outstanding
Balance, March 31, 2012	1,100,000
Warrants granted	-
Balance, September 30, 2012	1,100,000

The following table lists the common share warrants outstanding at September 30, 2012.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	2.33	550,000	$ 0.25
550,000	$ 0.50	2.33	550,000	$ 0.50
1,100,000			1,100,000

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

A mapping and sampling program was initiated on the Truman Property in mid-October, 2010.  An evaluation of underground workings was carried out throughout the project area.  This evaluation resulted in the survey, underground mapping and sampling of approximately 4,200 feet of historic adits and stopes.  Surface mapping and sampling was also carried out in the western portion of the property.  This mapping was intended to follow up on silver in soil samples from historic sampling carried out by Noranda in the early 1990’s.  A total of 118 underground samples and 8 surface samples were collected during this exercise.  The underground samples were continuous chip samples collected over widths ranging from 3 to 50 feet and averaging 20 feet.  The results of this work identified several mineralized structures.  The biological and cultural surveys were completed for the Truman Property in 2011.

The Company is in the process of having its drilling application for the Truman Property reviewed by the United States Forest Service.  Subject to approval of such application by the United States Forest Service, we currently plan to complete the field portion of the drill program  in the spring of 2013.

Results of Operations

We did not earn any revenues during the three or six-months ended September 30, 2012 or 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended September 30, 2012 we had a net loss of $29,229 compared to $193,232 for the corresponding period in 2011.  The reduction in the net loss was due to a decrease in both mineral property exploration expenditures as well as general and administrative expenses.  Mineral property exploration expenditures decreased to $15,668 for the three-months ended September 30, 2012 from $169,488 for the three-months ended September 30, 2011.  The Company is currently awaiting approval from the United States Forest Service for its Truman drilling application and as a result is not incurring significant mineral property exploration expenditures in the current period while during the three-months ended September 30, 2011, the Company was undertaking a drill program on the CX property.  For the three-months ended September 30, 2012 the Company recognized a reversal of stock-based compensation of $495 while stock-based compensation in 2011 was comprised of the reversal of $18,870 in expense.  General and administrative expenses decreased to $13,561 in the three-months ended September 30, 2012 from $23,744 in the same period in 2011.  The decrease was largely due to professional fees being recorded in the first quarter of 2012 compared to the second quarter of 2011.

For the six-months ended September 30, 2012 we had a net loss of $54,693 compared to $214,875 in the corresponding period in 2011.  The reduction in the net loss was due to lower mineral property exploration expenditures partially offset by an increase in general and administrative expenses in the six -months ended September 30, 2012 compared to the six months ended September 30, 2011.  Mineral property exploration expenditures decreased to $14,521 for the six-months ended September 30, 2012 from $182,978 for the six-months ended September 30, 2011. The Company is currently awaiting approval from the United States Forest Service for its Truman drilling application and as a result is not incurring significant mineral property exploration expenditures in the current period while during the six-months ended September 30, 2011, the Company was undertaking a drill program on the CX property.  The Company terminated the CX Property Agreement in February 2012. For the six-months ended September 30, 2012 the Company recognized a reversal of stock-based compensation of $3,442 while stock-based compensation for the same period in 2011 was comprised of the reversal of $9,411 in expense.  General and administrative expenses increased to $40,172 in the six-months ended September 30, 2012 from $31,897 in the same period in 2011.  The increase was largely due to increases in professional fees, investor relations, and filing fees for the six-months ended September 30, 2012 compared to the six-months ended September 30, 2011.

Liquidity and Capital Resources

We had cash of $181,571 and working capital of $179,208 as of September 30, 2012. We anticipate that we will incur the following expenses over the next twelve months:

-	$30,000 in connection with the property option payments under the Company’s Truman option agreement;

-	$305,000 in property exploration expenses and claim payments in order to meet the requirements of the Company’s Truman property option agreement;

-	$53,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six-months ended September 30, 2012 was $55,742 compared to $185,899 during the six-months ended September 30, 2011.  A significant portion of the reduction in cash used in operations was due to a decrease in the net loss in the six-months ended September 30, 2012 to $54,693 from $214,875 in the six months ended September 30, 2011.   For the six-months ended September 30, 2012 there was an inflow of $7,580 from an increase in accounts payable and accrued liabilities while for the six-months ended September 30,  2011 the amount was an inflow of $51,597 from an increase in accounts payable and accrued liabilities. In the six months ended September 30, 2012 the Company recognized ($3,442) from the reversal of stock-based compensation compared to the recognition of a reversal in expense of ($9,411) in the same period in 2011.  There were no investing activities in 2012 while in 2011 the Company paid a $16,000 reclamation bond on its CX Property. There were no financing activities for either the six-months ended September 30, 2012 or September 30, 2011.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  In November 2011 the Company completed a financing for total proceeds of $300,000.  However, the proceeds from this financing are not sufficient for all of the Company’s planned activities for the next 12 months. The Company expects that it will need approximately $388,000 to fund all of its planned operations through September 30, 2013.  We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We currently believe that debt financing will not be an alternative for funding any further phases in our exploration program.  We do not have any arrangements in place for any future financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $939,213 for the period from May 11, 2007 (inception) to September 30, 2012, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   November 8, 2012

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)