Form 10-Q
period 2012-12-31
Ranger Gold Corp.
filed 2013-02-11
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended December 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of February 8, 2013.

TABLE OF CONTENTS

Page

PART I - Financial Information	3

Item 1. Financial Statements	3
Balance Sheets December 31, 2012 (unaudited), and March 31, 2012	3
Statements of Operations (unaudited) for the three and nine-month periods ended December 31, 2012 and 2011, and for the period from inception on May 11, 2007 to December 31, 2012	4
Statements of Cash Flows (unaudited) for the nine-month periods ended December 31, 2012 and 2011, and for the period from inception on May 11, 2007 to December 31, 2012	5
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	16

PART II – Other Information	16

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	17

Item 1.  Financial Statements
RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	December 31,	March 31,
	2012	2012
ASSETS
Current Assets
Cash	$162,279	$237,313
Prepaid Expenses	2,943	1,100
Total Current Assets	165,222	238,413

Non-Current Assets
Reclamation Deposit (note 3)	16,000	16,000
Total Non-Current Assets	16,000	16,000

Total Assets	$181,222	$254,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$3,000	$1,070
Total Current Liabilities	3,000	1,070

Stockholders’ Equity
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at December 31, 2012 and March 31, 2012	—	—
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
Issued 48,020,000 shares at
December 31, 2012 (March 31, 2012 – 48,020,000)	4,802	4,802
Paid-In Capital	1,128,619	1,133,061
Deficit Accumulated Since Inception of Exploration Stage	(955,199)	(884,520)
Total Stockholders’ Equity	178,222	253,343

Total Liabilities and Stockholders’ Equity	$181,222	$254,413

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		May 11, 2007
	Ended		Ended		(Inception) to
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	(1,000)	3,062	13,521	186,040	433,289
General and Administrative	16,986	20,860	57,158	52,757	441,365
Net (Loss) Income from Operations	(15,986)	(23,922)	(70,679)	(238,797)	(874,654)

Other Income (Expense)
Interest Expense	-	-	-	-	(545)
Net Other Income (Expense)	-	-	-	-	(545)

Write-down of Mineral Property Acquisition Payments	-	-	-	-	(80,000)
Net (Loss) Income	$(15,986)	$(23,922)	$(70,679)	$(238,797)	$(955,199)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares
Outstanding	48,020,000	46,954,783	48,020,000	46,332,727

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2007
	For the Nine Months Ended December 31,		Inception of
			Exploration
	2012	2011	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(70,679)	$(238,797)	$(955,199)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	(4,442)	(25,604)	163,886
Write-down of Mineral Property Acquisition Cost	-	–	80,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(1,843)	(1,406)	(2,943)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	1,930	7,513	21,705
Net Cash Used in Operating Activities	(75,034)	(258,294)	(692,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	-	–	(80,000)
Reclamation Deposit	–	(16,000)	(16,000)
Net Cash Used in Investing Activities	–	(16,000)	(96,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	–	300,000	933,500
Net Proceeds from Loan Payable	–	–	17,330
Net Cash Provided by Financing Activities	–	300,000	950,830

Net (Decrease) Increase in
Cash and Cash Equivalents	(75,034)	25,706	162,279
Cash and Cash Equivalents
at Beginning of Period	237,313	270,803	—
Cash and Cash Equivalents
at End of Period	$162,279	$296,509	$162,279

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			May 11, 2007
	For the Nine-Months Ended		Inception of
	December 31,	December 31,	Exploration
	2012	2011	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$545
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder	$—	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$—	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued for the current period resulting in the reversal of stock-based compensation expense of ($4,442) for the nine-months ended December 31, 2012 (December 31, 2011 – reversal of expense of ($25,604).

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

Nature of Operations

The Company has no products or services as of December 31, 2012.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties with a focus on gold.  The Company currently has one mineral property under option located in Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2012 has been omitted.  The results of operations for the three and nine-month periods ended December 31, 2012 are not necessarily indicative of results for the entire year ending March 31, 2013.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $955,199 for the period from May 11, 2007 (inception) to December 31, 2012, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource property and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $389,000 to fund its operations during the next twelve months which will include a property option payment, exploration of its property as well as the costs associated with maintaining an office.  The Company completed a financing in November 2011 for total proceeds of $300,000.  However, the cash from this financing is not sufficient to fund all of its planned operations for the next twelve months.  In order to continue to explore and develop its property the Company will need to obtain additional financing.  Management may seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of December 31, 2012, the Company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for December 31, 2012 and are thus not presented.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2012.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended December 31, 2012 or for the years ended March 31, 2012 or 2011.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at December 31, 2012 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 2 – MINERAL EXPLORATION PROPERTY

On March 29, 2010, the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and currently consists of 98 unpatented claims (the “Truman”).  Upon execution of the Agreement the Company paid MinQuest $10,000 and well as reimbursed MinQuest for Truman’s holdings and related property costs in the amount of $7,859. On March 29, 2011 the Company made the second property option payment of $10,000 and on March 31, 2012 the Company made the third payment of $20,000 required under the Truman agreement.  As a result of the property containing no known reserves or resources, the aggregate property option payments paid to date for the property have been written down in the Statement of Operations.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company currently pays two of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the nine-months ended December 31, 2012 was $9,000 (2011 - $9,000).  In addition, the Company has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition.  The Company paid $0 for fees and reimbursement of expenses under this agreement for the nine-months ended December 31, 2012 and 2011.

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options. The vesting period for some of these options is up to three years.  As a result, the unvested portions of the options have been revalued resulting in the recognition of a reversal of ($4,442) in consulting expense for the nine-months ended December 31, 2012 (2011 – a reversal of ($25,604)) with all of the balance being recorded as mineral property exploration expenditures.

The following table sets forth the options outstanding under the 2010 Plan as of December 31, 2012:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2012	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, December 31, 2012	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at December 31, 2012:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.50	900,000	2.21	$ 0.50	700,000	$ 0.50
$ 1.00	500,000	2.21	$ 1.00	500,000	$ 1.00
	1,400,000		$ 0.68	1,200,000	$ 0.71

The aggregate intrinsic value of stock options outstanding at December 31, 2012 was $0 and the aggregate intrinsic value of stock options exercisable at December 31, 2012 was also $0.  No stock options were exercised during the nine-months ended December 31, 2012 or 2011.  As of December 31, 2012 there was $14 in unrecognized compensation expense that will be recognized over the next three months.

A summary of status of the Company’s unvested stock options as of December 31, 2012 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at March 31, 2012	200,000	$0.50	$0.29
Granted	-	-	-
Vested	-	-	-
Unvested at December 31, 2012	200,000	$0.50	$0.29

Warrants

The following table sets forth common share purchase warrants outstanding as of December 31, 2012:

Warrants Outstanding
Balance, March 31, 2012	1,100,000
Warrants granted
Balance, December 31, 2012	1,100,000

The following table lists the common share warrants outstanding at December 31, 2012.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	2.08	550,000	$ 0.25
550,000	$ 0.50	2.08	550,000	$ 0.50
1,100,000			1,100,000

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

Results of Operations

We did not earn any revenues during the three or nine-months ended December 31, 2012 or 2011.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended December 31, 2012 we had a net loss of $15,986 compared to $23,922 for the corresponding period in 2011.  The reduction in the net loss was due to a decrease in both mineral property exploration expenditures as well as general and administrative expenses.  Mineral property exploration expenditures decreased to a negative $1,000 for the three-months ended December 31, 2012 from $3,062 for the three-months ended December 31, 2011.  The Company is currently awaiting approval from the United States Forest Service for its Truman drilling application and as a result is not incurring significant mineral property exploration expenditures in the current period while during the three-months ended December 31, 2011, the Company was completing its drill program on the CX property.  For the three-months ended December 31, 2012 the Company recognized a reversal of stock-based compensation of $1,000 while stock-based compensation in 2011 was comprised of the reversal of $16,193 in expense.  General and administrative expenses decreased to $16,986 in the three-months ended December 31, 2012 from $20,860 in the same period in 2011.

For the nine-months ended December 31, 2012 we had a net loss of $70,679 compared to $238,797 in the corresponding period in 2011.  The reduction in the net loss was due to lower mineral property exploration expenditures partially offset by an increase in general and administrative expenses in the nine -months ended December 31, 2012 compared to the nine months ended December 31, 2011.  Mineral property exploration expenditures decreased to $13,521 for the nine-months ended December 31, 2012 from $186,040 for the nine-months ended December 31, 2011. The Company is currently awaiting approval from the United States Forest Service for its Truman drilling application and as a result is not incurring significant mineral property exploration expenditures in the current period while during the nine-months ended December 31, 2011, the Company was undertaking a drill program on the CX property.  The Company terminated the CX Property Agreement in February 2012. For the nine-months ended December 31, 2012 the Company recognized a reversal of stock-based compensation of $4,442 while stock-based compensation for the same period in 2011 was comprised of the reversal of $25,604 in expense.  General and administrative expenses increased to $57,158 in the nine-months ended December 31, 2012 from $52,757 in the same period in 2011.  The increase was largely due to increases in professional fees, investor relations, and filing fees for the nine-months ended December 31, 2012 compared to the nine-months ended December 31, 2011.

Liquidity and Capital Resources

We had cash of $162,279 and working capital of $162,222 as of December 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

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

Net cash used in operating activities during the nine-months ended December 31, 2012 was $75,034 compared to $258,294 during the nine-months ended December 31, 2011.  A significant portion of the reduction in cash used in operations was due to a decrease in the net loss in the nine months ended December 31, 2012 to $70,679 from $258,294 in the nine months ended December 31, 2011.   For the nine-months ended December 31, 2012 there was an inflow of $1,930 from an increase in accounts payable and accrued liabilities while for the nine months ended December 31, 2011 the amount was an inflow of $7,513 from an increase in accounts payable and accrued liabilities. In the nine months ended December 31, 2012 the Company recognized ($4,442) from the reversal of stock-based compensation compared to the recognition of a reversal in expense of ($25,604) in the same period in 2011.  There were no investing activities in 2012 while in 2011 the Company paid a $16,000 reclamation bond on its CX Property. There were no financing activities for the nine-months ended December 31, 2012 while in 2011 the Company received $300,000 from the proceeds from a private placement.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  In November 2011 the Company completed a financing for total proceeds of $300,000.  However, the proceeds from this financing are not sufficient for all of the Company’s planned activities for the next 12 months. The Company expects that it will need approximately $389,000 to fund all of its planned operations through December 31, 2013.  We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We currently believe that debt financing will not be an alternative for funding any further phases in our exploration program.  We do not have any arrangements in place for any future financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $955,199 for the period from May 11, 2007 (inception) to December 31, 2012, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2013

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)