Form 10-K
period 2013-03-31
Ranger Gold Corp.
filed 2013-07-12
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September 30, 2012 was approximately $414,000.

The number of shares of the issuer’s common stock issued and outstanding as of July 12, 2013 was 48,020,000 shares.
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

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks.

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

Forward-Looking Statements

This Annual Report on Form  10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Ranger Gold Corp. (the “Company”, “Ranger”, “us” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form  10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form  10-K or in documents incorporated by reference in this Annual Report on Form  10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

On November 27, 2009 the Company executed a property option agreement with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a mineral exploration property currently controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and consisted of 77 unpatented claims.  On February 20, 2012   the Company gave notice of termination to MinQuest pursuant to the terms of the CX agreement. The Company has completed a drill program on the CX Property and based on the results of the program determined that the CX Property no longer fits with its business parameters.  As a result of such termination, the CX Property has been returned to MinQuest and the Company has paid MinQuest $11,593 for claim fees, payments and expenses in order to maintain the property in good standing until February 2013.  The Company no longer has any interest in the CX Property and no additional payments are required under the CX agreement.

On March 29, 2010, the Company executed a second property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and consisted of 98 unpatented claims.  On February 19, 2013, the Company gave notice of termination to MinQuest pursuant to the terms of the Truman Agreement. The Company has determined that it cannot meet its financial obligations under the Agreement and has determined that the Truman Property no longer fits with its business parameters.  As a result of such termination, the Truman Property has been returned to MinQuest and the Company has paid Minquest $14,753 for claim fees, payments and expenses in order to maintain the property in good standing until February 2014.  The Company no longer has any interest in the Truman Property and no additional payments are required under the Truman Agreement.

On February 18, 2013, the Company executed a property lease agreement with Nevada Mine Properties II, Inc. (“NMP”) granting the Company a lease on 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company (the “Lease”). The property known as the Gent Property is located in Lander County, Nevada and currently consists of four unpatented claims. The Lease is for a period of 20 years. The Company paid NMP $5,000 upon signing the Lease and the Lease requires annual lease payments $5,000.

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

Though we believe that we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. Therefore, we anticipate selling or partnering any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We believe, that selling or partnering a deposit found by us to these major mining companies, would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have leased in Nevada contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our property, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. We currently have one property under lease, and are in the early stages of exploring this property. There has been no indication as yet that any commercially viable mineral deposits exist on this property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our sole officer and two directors provide planning and organizational services for us on a part-time basis.

Subsidiaries

We do not have any subsidiaries.

Item 1A.                      Risk Factors

Factors that May Affect Future Results

1. Our independent auditor has issued a going concern opinion after auditing our financial statements.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to explore and develop our mineral property.    Our operations to date were funded entirely from capital raised from our private offerings of securities. We will continue to require additional financing to execute our business strategy.    We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to holders of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. For the year ended March 31, 2013 we have incurred a loss of $103,717 and from inception on May 11, 2007 to March 31, 2013 we have incurred a loss of $988,237 and we expect losses to continue in the future.  After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant and could cause our shareholders to lose their investment in our company.

2. We will require additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. We have sufficient cash on hand to fund our operating needs to March 31, 2014.  However, we will need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. Any additional equity financing may involve substantial dilution to our then existing stockholders.  These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

3. If we do not complete the required lease payments and capital expenditure requirements mandated in our Gent agreement with NMP we will lose our interest in our property and our business may fail.

If we do not make all of the property lease payments to NMP or incur the required expenditures in accordance with the Gent property agreement we will lose our ability to acquire the property and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the property.

4. Because of our reliance on NMP our operations with respect to the Gent Property would be severely impacted should our relationship with NMP be terminated for any reason.

Our Gent property has been leased from NMP.  As a result, NMP has significant knowledge about our property and it would be very difficult for us to replace NMP should our relationship with them be terminated for any reason.  To date, there have not been any conflicts between the Company and NMP.

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

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.                      Description of Properties

We do not own any real property. We currently maintain our corporate office on a shared basis pursuant to a one-year lease which expires in September 2013 at 9120 Double Diamond Parkway, Suite 5018, Reno, Nevada, 89521. Monthly rent under the lease is $183.  Management believes that our office space is suitable for our current needs.

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

Gent Project
G
R
E
B
A
S
Reno
Sparks
Winnemucca
Golconda
Battle Mountain
Elko
Carlin
Lovelock
Fallon
Austin
Eureka
Shoshone Range
Cortez Mountains
NAD27 Zone 11S
N

Location map - Gent Project

Map of the Gent Property located in Lander County, Nevada.

Gent Property

Acquisition of Interest

On February 18, 2013, the Company executed a property lease agreement with NMP granting the Company a lease on 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company (the “Lease”). The property known as the Gent Property is located in Lander County, Nevada and currently consists of four unpatented claims (the “Property”). The Lease is for a period of 20 years. The Company paid NMP $5,000 upon signing the Lease and the Lease requires annual lease payments $5,000.

Starting on the fifth anniversary of the Lease the Company will be obligated to spend a minimum of $50,000 on the Property as annual exploration expenditure requirements. Any exploration programs undertaken by the Company on the Property during the Lease period shall constitute an aggregate and will carry forward against any future expenditure requirements between the Company and NMP under the Lease. For so long as this Agreement is in effect, the Company is required to reimburse all payments necessary to keep the Property in good standing, including, but not limited to payment of any government filings, fees or taxes relating to the Company’s operations on the Property, and satisfying any federal and state filing and bonding requirements for maintaining the Property.

At any time after the payment of an aggregate $30,000 in Lease payments and the payment of claim fees for federal and county filing for the years 2013-2016 the Company may terminate the Agreement upon providing NMP with 60 days advance written notice. Upon termination, the Company will have no further obligations, except for reclamation obligations and environmental responsibilities that may have accrued as determined by local, state and federal entities.

Description and Location of the Gent Property

The Gent Property is located in the Shoshone Range, Lander County, Nevada.  The property lies approximately fourteen miles east of Battle Mountain, Nevada.  Access from Battle Mountain is approximately fourteen miles east on Interstate 80 to Argenta Exit #233.  Then by the dirt frontage road on the south side of the Interstate as it crosses onto the property approximately 2 miles east of the Argenta exit. This dirt road then turns south and traverses the property.

Exploration History of the Gent Property

The Gent Property has had only limited historical exploration work completed.  Early prospectors, probably pre-WWII, dug only a few shallow pits on the Gent claims along Water Canyon at the intersection of the Northern Nevada Rift with the massive NNE trending jasperoid.  In 1986 to 1988 the WX Syndicate undertook rock chip sampling, pace-compass mapping, and drilled two shallow angle rotary holes bearing southerly. In 1997 and 1998 Minefinders Corporation took rock chip sampling, drilled four RC holes from two sites testing the range front jasperoid.  Two of the four holes were abandoned due to caving alluvial gravels and fractured, broken ground.

Geology of the Gent Mineral Claims

Regionally the Gent Property is situated along the western edge of the Northern Nevada Rift (NNR), a narrow, northwest trending, 300 mile long zone of middle Miocene extensional faulting comprised of gold mines and deposits, vent complexes, and numerous feeder dikes.  NNR rock consists of a 1200’ series of basalt and andesite lava flows and pyroclastic rocks overlain by an 800’ sequence of andesitic lava flows. The lower Miocene basalt-andesite section is underlain by Oligocene tuffs which unconformably overlie lower Paleozoic sedimentary rocks.

North-northeast faulting, known as the Argenta Rim forming the recessive Humboldt River valley rail and interstate corridor at the north end of the Shoshone Range, is manifested as a cross fault on the Gent clams as a 50’-100’ wide NNE striking, northwest dipping range front “jasperoid”. The jasperoid is madeup of extensive silicification, brecciation, and gold mineralization.

The Gent Property claims contain a low sulfidation, epithermal Au-Ag occurrence that occupies the intersection of NNW Northern Nevada Rift high angle structure and alteration with a NNE-trending, northwest dipping, silicified, brecciated quartz vein / “jasperoid” range fault traceable over 2,000’ on the Gent claims. NNE jasperoid, dipping basinward, contains elevated gold on surface and in sparse drilling. Hanging wall rocks, covered by several hundred feet of alluvium include silificified-argillized greywackes, siltstones, shales, conglomerate of the Ordovician Valmy Formation. Quartzites, greenstones, and limey siltstones capped by basalt and basaltic-andesites crop out in the footwall. NNW Northern Nevada Rift structure is exposed where north-draining Water Canyon gulch intersects and exposes the NNE massive range fault quartz jasperoid.

Current State of Exploration

The Gent Property claims presently do not have any known or assigned mineral resources or reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any open-pits.  No reported historic production is noted for the property.  There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  Although drill holes are present within the property boundary, there is no drilled resource on our claims.

Geological Exploration Program

The Company has not yet undertaken any exploration on the Gent Property.  For the remainder of 2013, the Company will work with NMP to determine the exploration approach on the Gent claims.  The Company does not have any immediate plans to undertake any field work.

Truman Property

On February 19, 2013, the Company gave notice of termination to MinQuest pursuant to the terms of the Truman  Agreement.  The Company has determined that it cannot meet its financial obligations under the Agreement and has determined that the Truman Property no longer fits with its business parameters.

As a result of such termination, the Truman Property has been returned to MinQuest and the Company has paid Minquest $14,753 for claim fees, payments and expenses in order to maintain the property in good standing until February 2014.  The Company no longer has any interest in the Truman Property and no additional payments are required under the Truman Agreement.

CX Property

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

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Financial Industry Regulatory Authority Over The Counter Bulletin Board (“OTCBB”) under the symbol “RNGC.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending March 31, 2013 and March 31, 2012:

Fiscal Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2013	Fourth Quarter	$0.084	$0.0089
	Third Quarter	$0.037	$0.01
	Second Quarter	$0.056	$0.035
	First Quarter	$0.09	$0.06
2012	Fourth Quarter	$0.09	$0.06
	Third Quarter	$0.20	$0.045
	Second Quarter	$0.40	$0.195
	First Quarter	$1.27	$0.41

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On July 12, 2013, there were approximately thirty-three holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans that were approved by our shareholders. As of March 31, 2013, securities issued and securities available for future issuance under our 2010 Stock Option Plan (the “2010 Plan) were as follows:

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

(1)
As of March 31, 2013, there were a total of 1,400,000 options granted and outstanding under the 2010 Plan with exercise prices ranging from $0.50 per share to $1.00 per share.   All of the outstanding options have vested as of March 31, 2013.

(2)
Represents share purchase warrants granted as part of a private placement previously completed by the Company on January 25, 2010.  Each warrant is exercisable into one share of common stock until January 25, 2015.  All of the warrants have vested as at March 31, 2013.

The following discussion describes material terms of grants made pursuant to the 2010 Plan.

On February 3, 2010 the Board of Directors adopted the 2010 Plan.  The 2010 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2010 Plan, the granting of stock options, the exercise prices, and the option terms are determined by the Company's Board of Directors  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Board of Directors, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Board of Directors, with monies borrowed from us.

Subject to the foregoing, the Board of Directors has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Board of Directors may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Board of Directors shall deem advisable.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have leased in Nevada contains commercially exploitable reserves.  Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   Currently we have one property under lease. We have not yet initiated an exploration program on our property. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Plan of Operation

During the twelve-month period ending March 31, 2013, our objective is to commence an exploration program on the Gent Property.  The funds in our treasury are sufficient to meet all planned activities for the next twelve months.  The Company expects that it will need approximately $59,000 to fund its operations during the next twelve months which will include property lease payments as well as the costs associated with maintaining an office.  The Company completed a financing in November 2011 for total proceeds of $300,000.  The cash from this financing is sufficient to fund its planned operations for the next twelve months.  However, in order to continue to explore and develop its property in the future, the Company will need to obtain additional financing.  Management may seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

We do not anticipate any equipment purchases in the twelve months ending March 31, 2014.

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

Gent Property

On February 18, 2013, the Company executed a property lease agreement with Nevada Mine Properties II, Inc. (“NMP”) granting the Company a lease on 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company (the “Lease”). The property known as the Gent Property is located in Lander County, Nevada and currently consists of four unpatented claims (the “Property”). The Lease is for a period of 20 years. The Company paid NMP $5,000 upon signing the Lease and the Lease requires annual lease payments $5,000.

The Company has not yet undertaken any exploration on the Gent Property.  For the remainder of 2013 the Company will work with NMP to determine the exploration approach on the Gent claims.  The Company does not have any immediate plans to undertake any field work.

Truman Property

On March 29, 2010, the Company executed a property option agreement (the “Truman Agreement”) with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and consisted of 98 unpatented claims (the “Truman Property”).  Annual option payments and minimum annual exploration expenditures required by Mach 29, 2020 under the Truman Agreement consisted of $510,000 and $2,500,000 respectively.  Upon execution of the Truman Agreement the Company paid MinQuest $10,000 as well as reimbursed MinQuest for the Truman Property’s holdings and related property costs in the amount of $7,859.  On March 29, 2012 and 2011 the Company made the second and third property option payment required under the Truman Agreement of $10,000 and $20,000 respectively.

On February 19, 2013, the Company gave notice of termination to MinQuest pursuant to the terms of the Truman  Agreement. The Company has determined that it cannot meet its financial obligations under the Agreement and has determined that the Truman Property no longer fits with its business parameters.

As a result of such termination, the Truman Property has been returned to MinQuest and the Company has paid Minquest $14,753 for claim fees, payments and expenses in order to maintain the property in good standing until February 2014.  The Company no longer has any interest in the Truman Property and no additional payments are required under the Truman Agreement.

CX Property

On November 27, 2009 the Company executed a property option agreement (the “CX Agreement”) with MinQuest granting the Company the right to acquire 100% of the mining interests of a mineral exploration property controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consisted of 77 unpatented claims (the “CX Property”).  Under the CX Agreement annual property option payments and minimum annual exploration expenditures of $480,000 and $2,500,000 respectively were required by February 25, 2020.

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

On February 20, 2012 the Company gave notice of termination to MinQuest pursuant to the terms of the CX Agreement. The Company has completed a drill program on the CX Property and based on the results of the program determined that the CX Property no longer fits with its business parameters.  As a result of such termination, the CX Property has been returned to MinQuest and the Company has paid Minquest $11,593 for claim fees, payments, and expenses in order to maintain the property in good standing until February 2013.  The Company no longer has any interest in the CX Property and no additional payments are required under the CX Agreement.

Results of Operations

The Year Ended March 31, 2013 compared to the Year Ended March 31, 2012

We did not earn any revenues during the years ended March 31, 2013 or 2012.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the year ended March 31, 2013 we had a net loss of $103,717 compared to $292,724 for the year ended March 31, 2012.  The reduction in the net loss was due to substantially lower mineral property exploration expenditures partially offset by a slight increase in general and administrative expenses in the year ended March 31, 2013 compared to the year ended March 31, 2012.  Mineral property exploration expenditures decreased to $28,928 for the year ended March 31, 2013 from $207,277 for the year ended March 31, 2012. In February 2013 the Company terminated its Truman Property option agreement and has not yet commenced any exploration work on the Gent Property.  As a result the Company did not incur significant mineral property exploration expenditures in the current year while during the year ended March 31, 2012, the Company was undertaking a drill program on the CX property.  The Company terminated the CX Property

Agreement in February 2012. For the year ended March 31, 2013 the Company recognized a reversal of stock-based compensation of $4,428 while stock-based compensation for the year ended March 31, 2012 was a reversal of expense of $18,830.  General and administrative expenses increased to $69,789 in the year ended March 31, 2013 from $65,447 in the prior year.  The slight increase was largely due to increases in professional fees, investor relations, and filing fees for the year ended March 31, 2013 compared to the year ended March 31, 2012.

Liquidity and Capital Resources

We had cash of $131,337 and working capital of $129,198 as of March 31, 2013. We anticipate that we will incur the following expenses over the next twelve months:

-	$5,600 in connection with the property lease payment and claim filing fees under the Company’s Gent lease agreement;

-	$53,400 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended March 31, 2013 was $100,976 compared to $297,490 during the year ended March 31, 2012.  A significant portion of the reduction in cash used in operations was due to a decrease in the net loss in the year ended March 31, 2013 to $103,717 from $292,724 during the year ended March 31, 2012.   For the year ended March 31, 2013 there was an inflow of $2,169 from an increase in accounts payable and accrued liabilities while for the prior year the amount was an outflow of $5,926 from a decrease in accounts payable and accrued liabilities. For the year ended March 31, 2013 the Company recognized $4,428 from the reversal of stock-based compensation compared to the recognition of a reversal in expense of $18,830 for the year ended March 31, 2012.  Investing activities for the year ended March 31, 2013 consisted of a $5,000 lease payment for the Gent Property while in 2012 the Company paid a $16,000 reclamation bond on its CX Property and made a $20,000 option payment on the Truman Property. There were no financing activities for the year ended March 31, 2013 while in 2012 the Company received $300,000 from the proceeds from a private placement.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  In November 2011 the Company completed a financing for total proceeds of $300,000.  However, the proceeds from this financing are not sufficient for all of the Company’s planned activities for the next 12 months. The Company expects that it will need approximately $59,000 to fund all of its planned operations through March 31, 2014.  We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We currently believe that debt financing will not be an alternative for funding any further phases in our exploration program.  We do not have any arrangements in place for any future financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $988,237 for the period from May 11, 2007 (inception) to March 31, 2013, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the March 31, 2013 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s financial statements for the year ended March 31, 2013. While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2013.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No.  2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

Item 7A                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                         Financial Statements

RANGER GOLD CORP.

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

March 31, 2013 and 2012

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
March 31, 2013 and 2012	F - 2

Statements of Operations for the
Years Ended March 31, 2013 and 2012 and the Cumulative Period
from May 11, 2007 (inception) to March 31, 2013	F - 3

Statement of Stockholders’ Equity
Since May 11, 2007 (inception) to March 31, 2013	F - 4

Statements of Cash Flows for the
Years Ended March 31, 2013 and 2012 and the Cumulative Period
from May 11, 2007 (inception) to March 31, 2013	F - 6

Notes to Financial Statements	F - 8

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Ranger Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Ranger Gold Corp. (an exploration stage company) as of March 31, 2013 and 2012 and the related statements of operations, and cash flows for the years ended March 31, 2013 and 2012 and the cumulative since May 11, 2007 (inception) to March 31, 2013, and the statement of stockholder’s equity since May 11, 2007 (inception) to March 31, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ranger Gold Corp. (an exploration stage company) as of March 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended March 31, 2013 and 2012 and the cumulative since May 11, 2007 (inception) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
July 12, 2013

RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2013	2012
ASSETS
Current Assets
Cash	$131,337	$237,313
Prepaid Expenses	1,100	1,100
Total Current Assets	132,437	238,413

Non-Current Assets
Reclamation Deposit (note 5)	16,000	16,000
Total Non-Current Assets	16,000	16,000

Total Assets	$148,437	$254,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$3,239	$1,070
Total Current Liabilities	3,239	1,070

Stockholders’ Equity
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at March 31, 2013 and 2012	—	—
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
Issued 48,020,000 shares at
March 31, 2013 (March 31, 2012 – 48,020,000)	4,802	4,802
Paid-In Capital	1,128,633	1,133,061
Deficit Accumulated Since Inception of Exploration Stage	(988,237)	(884,520)
Total Stockholders’ Equity	145,198	253,343

Total Liabilities and Stockholders’ Equity	$148,437	$254,413

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			May 11, 2007
	For the Year Ended March 31,		Inception of
			Exploration
	2013	2012	Stage
Revenues	$—	$—	$—
Cost of Revenues	—	—	—
Gross Margin	—	—	—

Expenses
Mineral Property Exploration Expenditures	28,928	207,277	448,696
General and Administrative	69,789	65,447	453,996
Net Loss from Operations	(98,717)	(272,724)	(902,692)

Other Income (Expense)
Interest	—	—	(545)
Net Other Income (Expense)	—	—	(545)

Write-down of Mineral Property Acquisition Payments	(5,000)	(20,000)	(85,000)

Net Loss	$(103,717)	$(292,724)	$(988,237)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	48,020,000	46,754,247

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at May 11, 2007
(inception)	-	$-	-	$-	$-	$-	$-

Common Stock Issued to Founder
at $0.00002 per share, May, 2007	-	-	25,000,000	2,500	(2,000)	-	500
Common Stock Issued at $0.002
per share, January, 2008	-	-	20,000,000	2,000	38,000	-	40,000
Net Loss	-	-	-	-	-	(2,850)	(2,850)

Balance at March 31, 2008	-	-	45,000,000	4,500	36,000	(2,850)	37,650
Net Loss	-	-	-	-	-	(53,980)	(53,980)

Balance at March 31, 2009	-	-	45,000,000	4,500	36,000	(56,830)	(16,330)

Contributions from shareholders	-	-	-	-	36,035	-	36,035
Common Stock Issued at $0.15 per
share, January, 2010	-	-	550,000	55	82,445	-	82,500
Common Stock Issued at $0.15 per
share, March, 2010	-	-	70,000	7	10,493	-	10,500
March 2010, Compensation
from the Issuance of Stock
Options at Fair Market Value	-	-	-	-	58,626	-	58,626
Net Loss	-	-	-	-	-	(187,903)	(187,903)

Balance March 31, 2010	-	-	45,620,000	4,562	223,599	(244,733)	$(16,572)

Common Stock Issued at $1.25 per
share, April, 2010	-	-	400,000	40	499,960	-	500,000
Options at Fair Market Value	-	-	-	-	128,532	-	128,532
Net Loss	-	-	-	-	-	(347,063)
Balance March 31, 2011 (carried forward)	-	$-	46,020,000	$4,602	$852,091	$(591,796)	$264,897

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)

						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at March 31, 2011
(brought forward)	—	$—	46,020,000	$4,602	$852,091	$(591,796)	$264,897

Common Stock Issued at $0.15
per share, November 18, 2011	—	—	2,000,000	200	299,800	—	300,000

Options at Fair Market Value	—	—	—	—	(18,830)	—	(18,830)

Net Loss	—	—	—	—	—	(292,724)	(292,724)

Balance at March 31, 2012	—	—	48,020,000	4,802	1,133,061	(884,520)	253,343

Options at Fair Market Value	—	—	—	—	(4,428)	—	(4,428)

Net Loss	—	—	—	—	—	(103,717)	(103,717)

Balance at March 31, 2013	—	$—	48,020,000	$4,802	$1,128,633	$(988,237)	$145,198

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
	For the Year Ended March 31,		Since May 11, 2007
			Inception of
	2013	2012	Exploration Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(103,717)	$(292,724)	$(988,237)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	(4,428)	(18,830)	163,900
Write-down of Mineral Property Acquisition Cost	5,000	20,000	85,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	—	(10)	(1,100)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	2,169	(5,926)	21,944
Net Cash Used in Operating Activities	(100,976)	(297,490)	(718,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(5,000)	(20,000)	(85,000)
Reclamation Deposit	—	(16,000)	(16,000)
Net Cash Used in Investing Activities	(5,000)	(36,000)	(101,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	—	300,000	933,500
Net Proceeds from Loan Payable	—	—	17,330
Net Cash Provided by Financing Activities	—	300,000	950,830

Net Increase in Cash and Cash Equivalents	(105,976)	(33,490)	131,337
Cash and Cash Equivalents at Beginning of Period	237,313	270,803	—
Cash and Cash Equivalents at End of Period	$131,337	$237,313	$131,337

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			May 11, 2007
	For the Year Ended March 31,		Inception of
			Exploration
	2013	2012	State
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder	$—	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$—	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued for the years ended March 31, 2013 and 2012. This results in a reversal of stock-based consulting expense of ($4,428) and ($18,830) being recorded in the Statements of Operations for the years ended March 31, 2013 and 2012 respectively.

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

Nature of Operations

The Company has no products or services as of March 31, 2013.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.  The Company currently has one property under lease in Nevada.  The Company’s property does not have any known or assigned resources or reserves.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $988,237 for the period from May 11, 2007 (inception) to March 31, 2013, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource property and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $59,000 to fund its planned operations during the next twelve months which will include a property lease payment, annual claim fees as well as the costs associated with maintaining an office.  The Company completed a financing in November 2011 for total proceeds of $300,000.  The cash from this financing is sufficient to fund its planned operations for the next twelve months.  However, in order to continue to explore and develop its property in the future, the Company will need to obtain additional financing.  Management may seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of March 31, 2013 and 2012 the company had outstanding 1,400,000 common stock options and 1,100,000 share purchase warrants. The effects of the Company’s common stock equivalents are anti-dilutive for March 31, 2013 and 2012 and are thus not presented.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2013.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended March 31, 2013 or for years ended March 31, 2013 or 2012. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended March 31, 2013 and 2012, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction. Tax years 2011 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

NOTE 4 – MINERAL PROPERTY INTERESTS

Gent Property

On February 18, 2013, the Company executed a property lease agreement with Nevada Mine Properties II, Inc. (“NMP”) granting the Company a lease on 100% of the mining interests of a Nevada mineral exploration property currently controlled by NMP, a natural resource exploration company (the “Lease”). The property known as the Gent Property is located in Lander County, Nevada and currently consists of four unpatented claims (the “Property”). The Lease is for a period of 20 years. The Company paid NMP $5,000 upon signing the Lease and the Lease requires annual lease payments $5,000.

Starting on the fifth anniversary of the Lease the Company will be obligated to spend a minimum of $50,000 on the Property as annual exploration expenditure requirements. Any exploration programs undertaken by the Company on the Property during the Lease period shall constitute an aggregate and will carry forward against any future expenditure requirements between the Company and NMP under the Lease.

At any time after the payment of an aggregate $30,000 in Lease payments and the payment of claim fees for federal and county filing for the years 2013-2016 the Company may terminate the Agreement upon providing NMP with 60 days advance written notice. Upon termination, the Company will have no further obligations, except for reclamation obligations and environmental responsibilities that may have accrued as determined by local, state and federal entities.

Truman Property

On March 29, 2010, the Company executed a property option agreement (the “Truman Agreement”) with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Truman Property is located in Mineral County, Nevada and consisted of 98 unpatented claims (the “Truman Property”).  Annual option payments and minimum annual exploration expenditures required by March 29, 2020 under the Truman Agreement consisted of $510,000 and $2,500,000 respectively.  Upon execution of the Truman Agreement the Company paid MinQuest $10,000 as well as reimbursed MinQuest for the Truman Property’s holdings and related property costs in the amount of $7,859.  On March 29, 2012 and 2011 the Company made the second and third property option payment required under the Truman Agreement of $10,000 and $20,000 respectively.

On February 19, 2013, the Company gave notice of termination to MinQuest pursuant to the terms of the Truman  Agreement. The Company has determined that it cannot meet its financial obligations under the Agreement and has determined that the Truman Property no longer fits with its business parameters.

As a result of such termination, the Truman Property has been returned to MinQuest and the Company has paid MinQuest $14,753 for claim fees, payments and expenses in order to maintain the property in good standing until February 2014.  The Company no longer has any interest in the Truman Property and no additional payments are required under the Truman Agreement.

CX Property

On November 27, 2009 the Company executed a property option agreement (the “CX Agreement”) with MinQuest granting the Company the right to acquire 100% of the mining interests of a mineral exploration property controlled by MinQuest.  The property known as the CX Property is located in Nye County, Nevada and currently consisted of 77 unpatented claims (the “CX Property”).  Under the CX Agreement annual property option payments and minimum annual exploration expenditures of $480,000 and $2,500,000 respectively were required by February 25, 2020.

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

Stock Options

On February 3, 2010 the Company adopted its 2010 Stock Option Plan (“the 2010 Plan”).  The 2010 Plan provides for the granting of up to 5,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Under the 2010 Plan, the granting of stock options, the exercise prices, and the option terms are determined by the Company's Board of Directors.  For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.).  Options granted are not to exceed terms beyond five years.  No stock options have been granted under the 2010 Plan.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Board of Directors, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Board of Directors, with monies borrowed from us.

Subject to the foregoing, the Board of Directors has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Board of Directors may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Board of Directors shall deem advisable.

For the year ended March 31, 2010, 1,400,000 stock options were granted to various consultants at exercise prices of $0.50 and $1.00 per share.  No options were granted under the 2010 Plan during the years ended March 31, 2013 or 2012.  The Black-Scholes option pricing model was used to calculate to estimate the fair value of the options granted in 2010. The following assumptions were made:

Risk Free Rate	0.18%
Expected Life of Option	5 years
Expected Volatility of Stock (Based on Historical Volatility)	84.1%
Expected Dividend yield of Stock	0.00

The vesting period for some of these options is up to three years.  As a result, the unvested portion of the options has been revalued for the years ended March 31, 2013 and 2012 resulting in a reversal of stock-based consulting expense of ($4,428) for the year ended March 31, 2013 (2012- ($18,830) reversal of expense) with ($4,428) (2012 – ($18,830)) being recorded as a reduction in mineral property exploration expenditures and $0 (2012- $0) as general and administrative.

The following table sets forth the options outstanding under the 2010 Plan as of March 31, 2013:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2011	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, March 31, 2013 and 2012	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at March 31, 2013:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.50	900,000	1.96	$ 0.50	900,000	$ 0.50
$ 1.00	500,000	1.96	$ 1.00	500,000	$ 1.00
	1,400,000		$ 0.68	1,400,000	$ 0.68

The aggregate intrinsic value of stock options outstanding at March 31, 2013was $0 (2012 - $0) and the aggregate intrinsic value of stock options exercisable at March 31, 2013 was also $0 (2012 - $0).  No stock options were exercised in either of the years ended March 31, 2013 or 2012.  As of March 31, 2013 there was $0 in unrecognized compensation expense.

A summary of status of the Company’s unvested stock options as of March 31, 2013 under all plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested at March 31, 2011	300,000	$0.68	$0.27
Vested	(100,000)	$0.50	$0.29

Unvested at March 31, 2012	200,000	$0.50	$0.29
Vested	(200,000)	$0.50	$0.29

Unvested at March 31, 2013	-	$-	$-

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

The following table sets forth common share purchase warrants outstanding as of March 31, 2013:

Warrants Outstanding
Balance, March 31, 2011	1,100,000
Warrants granted	-
Balance, March 31, 2013 and 2012	1,100,000

The following table lists the common share warrants outstanding at March 31, 2013.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	1.83	550,000	$ 0.25
550,000	$ 0.50	1.83	550,000	$ 0.50
1,100,000			1,100,000

NOTE 8 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2013	2012
Non-capital losses carried forward	279,700	242,900
Less: valuation allowance	(279,700)	(242,900)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2012 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2013	2012
Computed expected tax benefit	35,300	99,500
Permanent differences	1,500	6,400
Change in valuation allowance	(36,800)	(105,900)
Income tax provision	-	-

As of March 31, 2013, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $822,647 (2012 - $714,500) which expire between 2028 and 2032.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2013 the Company paid two of its directors $500 per month to serve on its Board of Directors.  Effective as of January 7, 2013 one of the directors resigned. The payments are made quarterly in advance.  The total amount paid to the Directors for the year ended March 31, 2013 was $10,500 (2012 - $12,000).

The Company also has a consulting agreement with one of its directors to provide a variety of services including assisting with the identification and assessment of properties for potential acquisition or option by the Company.  The Company paid $0 for fees and reimbursement of expenses under this agreement for the year ended March 31, 2013 (2012 - $0).

The Company’s President and CEO does not draw a regular salary from the Company.  During the year ended March 31, 2013 the Company did not make any payments to its President and CEO (2012 - $10,000) in management fees.  No other amounts were paid to the President and CEO.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

In September 2012 the Company renewed its lease for its shared office space for one more year at a rate of $183 per month.

Item 9.                         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                      Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ( “COSO”) in Internal Control - Integrated Framework. Based on the Company’s assessment, our management has concluded that, as of March 31, 2013, the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

Name	Position Held with the Company	Age	Date First Appointed
Gurpartap Singh Basrai	Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary Treasurer, and Director	61	October 28, 2009
Paul Strobel	Director	65	November 6, 2009

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

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended March 31, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer (“Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2013 and 2012 fiscal years.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Gurpartap Singh Basrai	2013	0	0	0	0	0	0	0	0
President, Chief Executive Officer	2012	0	0	0	0	0	0	10,000(1)	10,000

Represents management fees paid to Mr. Singh for services provided to the Company.  The management fees are based on invoices submitted to the Company and are not paid pursuant to a documented service agreement.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of March 31, 2013.

Compensation of Directors

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Paul Strobel (2)	2013	6,000	0	0	0	0	0	6,000
	2012	6,000	0	0	0	0	0	6,000
Shelby Cave (1)	2013	4,500	0	0	0	0	0	4,500
	2012	6,000	0	0	0	0	0	6,000

(1)	Shelby Cave resigned as a Director of the Company effective January 7, 2013. Until her resignation the Company paid her $500 per month to serve on the board of directors.

(2)
The Company pays Paul Strobel $500 per month to serve on the Board of Directors.  Payments commenced effective the date of his appointment and continue as long as he remains a member of the Board of Directors.  On April 1, 2010 the Company executed a services agreement with Western Resource Consultants (“Western”) of which Mr. Strobel is the managing partner to assist the Company with identifying and assessing potential property acquisitions.   The Service Agreement which provides, among other things that Mr. Strobel be compensated at an hourly rate of $100 (or $600 for an 8-hour day) for senior geologist services and that Western be compensated at an hourly rate of $50 (or $300 for an 8-hour day) for clerical and technical services provided to the Company. The Service Agreement will continue for so long as Mr. Strobel remains a director of the Company.  During the years ended March 31, 2013 and 2012 the Company did not pay any fees to Western under such agreement.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of July 12, 2013, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the

Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 48,020,000 shares of Common Stock which are issued and outstanding as of July 12, 2013.  Unless indicated otherwise, all addresses below are c/o Ranger Gold Corp., 9120 Double Diamond Parkway, Suite 5018, Reno, Nevada, 89521.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Gurpartap Singh Basrai	25,000,000	52.1%
Paul Strobel	0	0
Directors and Officers as a Group (2 persons)	25,000,000	52.1%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On April 1, 2010, the Company entered into a service agreement with Western to assist the Company with identifying and assessing potential property acquisitions. Paul Strobel, a director of the Company, is the managing partner of Western. The Service Agreement provides, among other things that Mr. Strobel be compensated at an hourly rate of $100 (or $600 for an 8-hour day) for senior geologist services and that Western be compensated at an hourly rate of $50 (or $300 for an 8-hour day) for clerical and technical services provided to the Company. The Service Agreement will continue for so long as Mr. Strobel remains a director of the Company.  During the years ended March 31, 2013 and 2012 the Company did not pay any fees to Western under such agreement.

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

Item 14.                      Principal Accounting Fees and Services

Fees billed to the Company for the fiscal years ending March 31, 2013 and 2012 by Robison, Hill & Co., the Company’s registered public accounting firm, are set forth below:

	Fiscal year ending March 31, 2013	Fiscal year ending March 31, 2012
Audit Fees	$18,460	$29,758
Audit Related Fees	$0	$0
Tax Fees	$500	$500
All Other Fees	$0	$0

As of March 31, 2013, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

Item 15.                      Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Registrant. (1)
3.2	By-Laws of Registrant. (1)
4.1	Form of stock certificate. (1)
4.2	Form of Class A Warrant. (3)
4.3	Form of Class B Warrant. (3)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	CX Property Option Agreement dated November 27, 2009 by and between Ranger Gold Corp. and MinQuest, Inc. (2)
10.3	Form of Regulation S Subscription Agreement (3)
10.4	2010 Stock Option Plan (4)
10.5	Form of Regulation S Subscription Agreement (5)
10.6	Truman Property Option Agreement dated March 29, 2010 by and between Ranger Gold Corp. and MinQuest, Inc. (6)
10.7	Form of Regulation S Subscription Agreement (7)
10.8	Service Agreement dated April 1, 2010 by and between Paul Strobel and Ranger Gold Corp. (8)
10.9	Form of Regulation S Subscription Agreement (9)
10.10	Gent Property Lease Agreement dated February 18, 2013 by and between Ranger Gold Corp. and Nevada Mine Properties II (10)
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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
(10) Previously filed with the Company’s Form 8-K submitted to the SEC on February 19, 2013.
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

RANGER GOLD CORP.

Dated: July 12, 2013	By: /s/ Gurpartap Singh Basrai
Name: Gurpartap Singh Basrai
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Gurpartap Singh Basrai Gurpartap Singh Basrai	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	July 12, 2013

/s/ Paul Strobel Paul Strobel	Director	July 12, 2013