Form 10-Q
period 2013-06-30
Ranger Gold Corp.
filed 2013-08-14
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of August 14, 2013.

Item 1.  Financial Statements
RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	March 31,
	2013	2013
ASSETS
Current Assets
Cash	$114,129	$131,337
Prepaid Expenses	3,149	1,100
Total Current Assets	117,278	132,437

Non-Current Assets
Reclamation Deposit (note 3)	16,000	16,000
Total Non-Current Assets	16,000	16,000

Total Assets	$133,278	$148,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$15,465	$3,239
Total Current Liabilities	15,465	3,239

Stockholders’ Equity
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at June 30, 2013 and March 31, 2013	—	—
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
Issued 48,020,000 shares at
June 30, 2013 (March 31, 2013 – 48,020,000)	4,802	4,802
Paid-In Capital	1,128,633	1,128,633
Deficit Accumulated Since Inception of Exploration Stage	(1,015,622)	(988,237)
Total Stockholders’ Equity	117,813	145,198

Total Liabilities and Stockholders’ Equity	$133,278	$148,437

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
			May 11, 2007
	For the Three Months Ended		Inception of
	June 30,		Exploration
	2013	2012	Stage
Revenues	$–	$–	$–
Cost of Revenues	–	–	–
Gross Margin	–	–	–

Expenses
Mineral Property Exploration Expenditures	606	(1,147)	449,302
General and Administrative	26,779	26,611	480,775
Net Loss from Operations	(27,385)	(25,464)	(930,077)

Other Income (Expense)
Interest	–	–	(545)
Net Other Income (Expense)	–	–	(545)

Write-down of Mineral Property Acquisition Payments	–	–	(85,000)
Net Loss	$(27,385)	$(25,464)	$(1,015,622)

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	48,020,000	48,020,000

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2007
	For the Three Months Ended June 30,		Inception of
			Exploration
	2013	2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,385)	$(25,464)	$(1,015,622)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	–	(2,947)	163,900
Write-down of Mineral Property Acquisition Cost	–	–	85,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(2,049)	(3,331)	(3,149)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	12,226	16,895	34,170
Net Cash Used in Operating Activities	(17,208)	(14,847)	(735,701)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	–	–	(85,000)
Reclamation Deposit	–	–	(16,000)
Net Cash Used in Investing Activities	–	–	(101,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	–	–	933,500
Net Proceeds from Loan Payable	–	–	17,330
Net Cash Provided by Financing Activities	–	–	950,830

Net (Decrease) Increase in
Cash and Cash Equivalents	(17,208)	(14,847)	114,129
Cash and Cash Equivalents
at Beginning of Period	131,337	237,313	—
Cash and Cash Equivalents
at End of Period	$114,129	$222,466	$114,129

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

			Cumulative
			Since
			May 11, 2007
	For the Three-Months Ended		Inception of
	June 30,	June 30,	Exploration
	2013	2012	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$545
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Note Payable by a Contribution from a Shareholder	$—	$—	$17,330
Settlement of Accounts Payable by a Contribution from a Shareholder	$—	$—	$18,705

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  All of the outstanding stock options have fully vested as of March 31, 2013.  The vesting period for some of these options was up to three years.  Therefore, the unvested portions of the options have been revalued in prior periods resulting in the reversal of stock-based compensation expense of $2,947 for the three-months ended June 30, 2012.

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

Nature of Operations

The Company has no products or services as of June 30, 2013.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties with a focus on gold.  The Company currently has one mineral property under option located in Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2013.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2013 has been omitted.  The results of operations for the three month period ended June 30, 2013 are not necessarily indicative of results for the entire year ending March 31, 2014 or for any future interim period.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $1,015,622 for the period from May 11, 2007 (inception) to June 30, 2013, and has no sales.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of June 30, 2013, the Company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for June 30, 2013 and are thus not presented.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2013.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended June 30, 2013 or for the years ended March 31, 2013 or 2012.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended March 31, 2013 and 2012, there was no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction.  Tax years 2008 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at June 30, 2013 approximates their fair values due to the short-term nature of these financial instruments.

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

At any time after the payment of an aggregate $30,000.00 in Lease payments and the payment of claim fees for federal and county filing for the years 2013-2016 the Company may terminate the Agreement upon providing NMP with 60 days advance written notice. Upon termination, the Company will have no further obligations, except for reclamation obligations and environmental responsibilities that may have accrued as determined by local, state and federal entities.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Until his resignation on July 17, 2013 the Company paid one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the three-months ended June 30, 2013 was $1,500 (2012 - $3,000).

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  All of the outstanding stock options have fully vested as of March 31, 2013.  The vesting period for some of these options was up to three years.  Therefore, the unvested portions of the options have been revalued in prior periods resulting in the reversal of stock-based compensation expense of $2,947 for the three-months ended June 30, 2012 with all of the balance being recorded as mineral property exploration expenditures.

The following table sets forth the options outstanding under the 2010 Plan as of June 30, 2013:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2013	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, June 30, 2013	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at June 30, 2013:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price

$ 0.50	900,000	1.71	$ 0.50	900,000	$ 0.50
$ 1.00	500,000	1.71	$ 1.00	500,000	$ 1.00
	1,400,000		$ 0.68	1,400,000	$ 0.68

The aggregate intrinsic value of stock options outstanding at June 30, 2013 was $0 and the aggregate intrinsic value of stock options exercisable at June 30, 2013 was also $0.  No stock options were exercised during the three-months ended June 30, 2013 or 2012.  As of June 30, 2013 there was $nil in unrecognized compensation expense as all stock options have vested.

Warrants

The following table sets forth common share purchase warrants outstanding as of June 30, 2013:

Warrants Outstanding
Balance, March 31, 2013	1,100,000
Warrants granted	-
Balance, June 30, 2013	1,100,000

The following table lists the common share warrants outstanding at June 30, 2013.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	1.58	550,000	$ 0.25
550,000	$ 0.50	1.58	550,000	$ 0.50
1,100,000			1,100,000

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Ranger Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended March 31, 2013 filed by the Company with the Securities and Exchange Commission.

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

At any time after the payment of an aggregate $30,000.00 in Lease payments and the payment of claim fees for federal and county filing for the years 2013-2016 the Company may terminate the Agreement upon providing NMP with 60 days advance written notice. Upon termination, the Company will have no further obligations, except for reclamation obligations and environmental responsibilities that may have accrued as determined by local, state and federal entities.

Results of Operations

We did not earn any revenues during the three months ended June 30, 2013 or 2012.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended June 30, 2013 we had a net loss of $27,385 compared to $25,464 for the three months ended June 30, 2012.  Mineral property exploration expenditures increased to a $606 for the three-months ended June 30, 2013 from a reversal of expense of $1,147 for the three-months ended June 30, 2012.  The increase in expense in 2013 was the result of paying claim fees of $606 on the Gent property while in 2012 the reversal of expense was due to the recognition of a reversal of stock-based compensation of $2,947.   General and administrative expenses had an insignificant increase to $26,779 for the three months ended June 30, 2013 from $26,611for the three months ended June 30, 2012.

Liquidity and Capital Resources

We had cash of $114,129 and working capital of $101,813 as of June 30, 2013. We anticipate that we will incur the following expenses over the next twelve months:

-	$5,600 in connection with the property lease payment and claim filing fees under the Company’s Gent lease agreement;

-	$53,400 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three-months ended June 30, 2013 was $17,208 compared to $14,847 during the three-months ended June 30, 2013.  A significant portion of the increase of cash used in operations was due to having $0 in stock-based compensation recognized for the three months ended June 30, 2013, while for the three months ended June 30, 2012 ($2,947) was recognized from the reversal of stock-based compensation.   For the three-months ended June 30, 2013 there was an inflow of $12,226 from an increase in accounts payable and accrued liabilities while for the three months ended June 30, 2013 the amount was an inflow of $16,895 from an increase in accounts payable and accrued liabilities.   There were no investing or financing activities in either of the three months ended June 30, 2013 or 2012.

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

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,015,622 for the period from May 11, 2007 (inception) to June 30, 2013, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: August 14, 2013

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)