Form 10-Q
period 2013-09-30
Ranger Gold Corp.
filed 2013-11-08
CIK 1434740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of November 8, 2013.

Item 1.  Financial Statements
RANGER GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	March 31,
	2013	2013
ASSETS
Current Assets
Cash	$76,145	$131,337
Prepaid Expenses	3,912	1,100
Total Current Assets	80,057	132,437

Non-Current Assets
Reclamation Deposit (note 3)	16,000	16,000
Total Non-Current Assets	16,000	16,000

Total Assets	$96,057	$148,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$3,000	$3,239

Total Current Liabilities	3,000	3,239

Stockholders’ Equity
Preferred Stock, Par Value $.0001
Authorized 5,000,000 shares,
No shares issued at September 30, 2013 and March 31, 2013	—	—
Common Stock, Par Value $.0001
Authorized 500,000,000 shares,
Issued - 48,020,000 shares at
September 30, 2013 and March 31, 2013	4,802	4,802
Paid-In Capital	1,128,633	1,128,633
Deficit Accumulated Since Inception of Exploration Stage	(1,040,378)	(988,237)

Total Stockholders’ Equity	93,057	145,198

Total Liabilities and Stockholders’ Equity	$96,057	$148,437

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		May 11, 2007
	Ended		Ended		(Inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-

Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	--	15,668	606	14,521	449,302
General and Administrative	24,756	13,561	51,535	40,172	505,531

Net (Loss) Income from Operations	(24,756)	(29,229)	(52,141)	(54,693)	(954,833)

Other Income (Expense)
Interest Expense	-	-	-	-	(545)
Net Other Income (Expense)	-	-	-	-	(545)

Write-down of Mineral Property Acquisition Payments	-	-	-	-	(85,000)

Net (Loss) Income	$(24,756)	$(29,229)	$(52,141)	$(54,693)	$(1,040,378)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares
Outstanding	48,020,000	48,020,000	48,020,000	48,020,000

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			May 11, 2007
	For the Six Months Ended September 30,		Inception of
			Exploration
	2013	2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(52,141)	$(54,693)	$(1,040,378)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Compensation Expense of Stock Options	–	(3,442)	163,900
Write-down of Mineral Property Acquisition Cost	–	–	85,000
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(2,812)	(5,187)	(3,912)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(239)	7,580	21,705
Net Cash Used in Operating Activities	(55,192)	(55,742)	(773,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	-	–	(85,000)
Reclamation Deposit	–	–	(16,000)
Net Cash Used in Investing Activities	–	–	(101,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	–	–	933,500
Net Proceeds from Loan Payable	–	–	17,330
Net Cash Provided by Financing Activities	–	–	950,830

Net (Decrease) Increase in
Cash and Cash Equivalents	(55,192)	(55,742)	76,145
Cash and Cash Equivalents
at Beginning of Period	131,337	237,313	—
Cash and Cash Equivalents
at End of Period	$76,145	$181,571	$76,145

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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  All of the outstanding stock options have fully vested as of March 31, 2013. As a result, there has been no stock-based compensation recognized for the three and six months ended September 30, 2013.  The vesting period for some of these options was up to three years.  Therefore, the unvested portions of the options have been revalued in prior periods resulting in the reversal of stock-based compensation expense of $495 and $3,442 respectively for the three and six months ended September 30, 2012.

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

Nature of Operations

The Company has no products or services as of September 30, 2013.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties with a focus on gold.  The Company currently has one mineral property under option located in Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Ranger Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2013.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended March 31, 2013 has been omitted.  The results of operations for the three and six month periods ended September 30, 2013 are not necessarily indicative of results for the entire year ending March 31, 2014 or for any future interim or annual period.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred a net loss of $1,040,378 for the period from May 11, 2007 (inception) to September 30, 2013, and has no sales.

The Company's ability to continue as a going concern is dependent on its ability to develop its natural resource property and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company expects that it will need approximately $59,000 to fund its planned operations during the next twelve months which will include a property lease payment, annual claim fees as well as the costs associated with maintaining an office.  As a result of the financing in November 2011, the Company has sufficient cash on hand to fund its planned operations for the next twelve months.  However, in order to continue to explore and develop its property in the future, the Company will need to obtain additional financing.  Management may seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of September 30, 2013, the Company has outstanding common stock options and warrants of 1,400,000 and 1,100,000, respectively.  The effects of the Company’s common stock equivalents are anti-dilutive for September 30, 2013 and are thus not presented.

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
Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2013.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended September 30, 2013 or for the years ended March 31, 2013 or 2012.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended March 31, 2013 and 2012, there was no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction.  Tax years 2010 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at September 30, 2013 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Until his resignation on July 17, 2013 the Company paid one of its directors $500 per month to serve on its Board of Directors.  The payments are made quarterly in advance.  The total amount paid to the Directors for the six months ended September 30, 2013 was $1,500 (2012 - $6,000).

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

During the year ended March 31, 2010, the Company granted 1,400,000 stock options to various consultants at exercise prices of $0.50 and $1.00 per share. The Company has used the Black-Scholes model to determine the fair value of these stock options.  All of the outstanding stock options have fully vested as of March 31, 2013.  As a result, there has been no stock-based compensation recognized for the three and six months ended September 30, 2013.  The vesting period for some of these options was up to three years.  Therefore, the unvested portion of the options have been revalued in prior periods resulting in the reversal of stock-based compensation expense of $495 and $3,442 respectively for the three and six months ended September 30, 2012 with all of the balance being recorded as mineral property exploration expenditures.

The following table sets forth the options outstanding under the 2010 Plan as of September 30, 2013:

	Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance, March 31, 2013	3,600,000	1,400,000	$0.68
Options granted	-	-	-
Balance, September 30, 2013	3,600,000	1,400,000	$0.68

The following table summarizes information concerning outstanding and exercisable common stock options under the 2010 Plan at September 30, 2013:

Exercise Prices	Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$ 0.50	900,000	1.46	$ 0.50	900,000	$ 0.50
$ 1.00	500,000	1.46	$ 1.00	500,000	$ 1.00
	1,400,000		$ 0.68	1,400,000	$ 0.68

The aggregate intrinsic value of stock options outstanding at September 30, 2013 was none and the aggregate intrinsic value of stock options exercisable at September 30, 2013 was also none.  No stock options were exercised during the three or six-months ended September 30, 2013 or 2012.  As of September 30, 2013 there was no unrecognized compensation expense as all stock options have vested.

Warrants

The following table sets forth common share purchase warrants outstanding as of September 30, 2013:

Warrants Outstanding
Balance, March 31, 2013	1,100,000
Warrants granted	-
Balance, September 30, 2013	1,100,000

The following table lists the common share warrants outstanding at September 30, 2013.  Each warrant is exchangeable for one common share.

Number Outstanding	Exercise Price	Weighted Average Contractual Remaining Life (years)	Number Currently Exercisable	Exercise Price
550,000	$ 0.25	1.33	550,000	$ 0.25
550,000	$ 0.50	1.33	550,000	$ 0.50
1,100,000			1,100,000

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues

We did not earn any revenues during the three months ended September 30, 2013 or September 30, 2012.  The Company is in its exploration stage and did not generate any revenues during the period from May 11, 2007 (inception) through September 30, 2013.

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

Net Loss and Total operating expenses

For the three months ended September 30, 2013 we had a net loss of $24,756 compared to $29,229 for the three months ended September 30, 2012.  Mineral property exploration expenditures for the three-months ended September 30, 2013 were zero, as compared to $15,668 for the three-months ended September 30, 2012.  The decrease in expense in 2013 from 2012 was primarily the result of paying claim fees and undertaking exploration on the Truman Property during the three months ended September 30, 2012.  The Company did not undertake any exploration in the current quarter on its Gent Property.

General and administrative expenses were $24,756 for the three months ended September 30, 2013 and $13,561for the three months ended September 30, 2012.  The increase was due to audit fees not being recognized until the second quarter in 2013 as compared to the first quarter in 2012.

Comparison of Six Months Ended September 30, 2013 and 2012

Revenues

We did not earn any revenues during the six months ended September 30, 2013 or September 30, 2012.

Net Loss and Total operating expenses

For the six months ended September 30, 2013 we had a net loss of $52,141 compared to $54,693 for the six months ended September 30, 2012.  Mineral property exploration expenditures decreased to $606 for the six-months ended September 30, 2013 from $14,521for the six-months ended September 30, 2012.  The decrease in expense in 2013 was the result of paying claim fees of $606 on the Gent Property while in 2012 the Company paid claim fees and undertook some exploration on the Truman Property which was subsequently terminated.

General and administrative expenses increased to $51,535 for the six months ended September 30, 2013 from $40,172 for the same period in 2012. The increase was largely due to increases in professional fees and investor relations for the six months ended September 30, 2013 compared to the six-months ended September 30, 2012.

Liquidity and Capital Resources

We had cash of $76,145 and working capital of $77,057 as of September 30, 2013. We anticipate that we will incur the following expenses over the next twelve months:

-	$5,600 in connection with the property option payments under the Company’s Gent lease agreement;

-	$53,400 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six-months ended September 30, 2013 was $55,192 compared to $55,742 during the six-months ended September 30, 2012.  A significant portion of the decrease of cash used in operations was due to having no stock-based compensation recognized for September 30, 2013, while in September 30, 2013 $3,442 was recognized from the reversal of stock-based compensation.  For the six-months ended September 30, 2013 there was an outflow of $239 from a decrease in accounts payable and accrued liabilities while for the six months ended September 30, 2012 the amount was an inflow of $7,580 from an increase in accounts payable and accrued liabilities.   There were no investing or financing activities in either of the six months ended September 30, 2013 or 2012.

The Company’s ability to continue as a going concern is dependent on its ability to develop its natural resource property and ultimately achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable.  The Company expects that it will need approximately $59,000 to fund its planned operations during the next twelve months which will include a property lease payment, annual claim fees as well as the costs associated with maintaining an office.  As a result of the financing in November 2011, the Company has sufficient cash on hand  to fund its planned operations for the next twelve months.  However, in order to continue to explore and develop its property in the future, the Company will need to obtain additional financing.  Management may seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,040,378 for the period from May 11, 2007 (inception) to September 30, 2013, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the March 31, 2013 audited financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 8, 2013

RANGER GOLD CORP.

By:   /s/ Gurpartap Singh Basrai
       Gurpartap Singh Basrai
       President, Chief Executive Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)