Form 10-Q
period 2022-09-30
Ranger Gold Corp.
filed 2023-02-23
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-53817

RANGER GOLD CORP.
(Name of Small Business Issuer in its charter)

Nevada	74-3206736
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

20 West Park Avenue, Suite 201 Long Beach, NY 11561

Address of registrant’s principal executive offices

(516) 442-1883

Issuer’s telephone number

_______________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

At November 3, 2022, there were 248,020,000 shares of common stock outstanding.

EXPLANATORY NOTE

             This Quarterly Report on Form 10-Q of Ranger Gold Corp. for the period ended September 30, 2022 is being filed late because of a miscommunication between the company and the EDGAR filing agent with respect to the filer agent’s receipt of instructions from the company to file the report, of which management of the company recently became aware . Management of the company had a reasonable belief that the report had been filed within the filing period prescribed by general instruction A.1.b. of Form 10-Q. This report speaks only as of the date set forth on the signature page hereof.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ranger Gold Corp.

Balance Sheets

	As of	As of
	September 30, 2022	March 31, 2022
	(Unaudited)	(Audited)

CURRENT ASSETS	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES

CURRENT LIABILITIES	-	-
TOTAL CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 248,020,000 and 248,020,000 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively)	24,802	24,802
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively)	-	-
Additional Paid in Capital	1,068,920	1,060,298
Accumulated Deficit	(1,093,722)	(1,085,100)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

Ranger Gold Corp.

Statements of Operations (Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2022	2021	2022	2021

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	-	-
Filing Fees	627	-	627	-
Professional Fees	6,885	-	7,995	600
Total Expense	7,512	-	8,622	600
Loss from operations	$(7,512)	$-	$(8,622)	$(600)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	$(7,512)	$-	$(8,622)	$(600)
Weighted average common shares outstanding, basic and fully diluted	248,020,000	248,020,000	248,020,000	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$-	$(0.00)	$(0.00)

Ranger Gold Corp.

Statements of Cash Flows (Unaudited)

	For the six months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,622)	$(600)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	-
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,622)	(600)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions of Capital by Major Shareholder	8,622	600
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,622	600

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

Ranger Gold Corp.

Statement of Stockholders' Equity (Unaudited)

For the six months ended

September 30, 2022

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2022	248,020,000	24,802	1,060,298	(1,085,100)	-

Capital Contribution	-	-	8,622	-	8,622

Net Loss	-	-	-	(8,622)	(8,622)

Balances, September 30, 2022	248,020,000	$24,802	$1,068,920	$(1,093,722)	$-

5

Ranger Gold Corp.

Statement of Stockholders' Equity (Unaudited)

For the six months ended

September 30, 2021

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2021	248,020,000	$24,802	$1,059,148	$(1,083,950)	$-

Capital Contributions	-	-	600	-	$600

Net Loss	-	-	-	(600)	$(600)

Balances, September 30, 2021	248,020,000	$24,802	$1,059,748	$(1,084,550)	$-

NOTE A—BUSINESS ACTIVITY

Ranger Gold Corp. (the “Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada under the name Fenario, Inc. On October 28, 2009, the Company amended its Articles of Incorporation for the purpose of changing the name of the Company from “Fenario, Inc.” to “Ranger Gold Corp.” The Company’s last filings were for the period ended December 31, 2013 and then the Company became dormant until late 2018 when Bryan Glass petitioned to become the custodian of the Company and reinstated the Company. In January of 2019, the courts approved the custodianship, and the Company was reinstated as a corporation in the State of Nevada. The Company’s year-end is March 31st. The accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the financial statements.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,093,722 and cash used in operations of $8,622 at the period ended September 30, 2022.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the date when these financial statements were issued. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty.

To address these aforementioned, management has undertaken the following initiatives: 1) enter into discussions to secure additional equity funding from current or new shareholders; 2) undertake a program to continue to monitor the Company’s ongoing working capital requirements and minimum expenditure commitments; 3) continue their focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements included herein were prepared under Generally Accepted Accounting Principles (GAAP).

All adjustments have been made which in the opinion of management are necessary, normal, and recurring in nature for presentation.

Interim filings should be read in conjunction with the Company’s annual report as of March 31, 2022.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition- On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method. The Company adopted this standard using the modified basis effective January 1, 2019 and given the Company’s limited revenue, the modified retrospective basis has no material impact on prior years given the limited revenue.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Comprehensive Income (Loss) - The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Deferred Taxes- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2022, and September 30, 2021, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2022, and September 30, 2021.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended September 30, 2022 and September 30, 2021.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2020, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2022 and September 30, 2021.

 Recently Issued Accounting Pronouncements

The FASB recently issued Accounting Standard Update (ASU) 2021-012 to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining, or contract price alignment (commonly referred to as the discounting transition) are in the scope of ASC 848. The amendments also clarify other aspects of the guidance in ASC 848 and addresses the effects of the cash compensation adjustment provided in the discounting transition on certain aspects of hedge accounting. The guidance in ASC 848 also allows entities to make a one-time election to sell and/or transfer to available for sale or trading any held-to-maturity (HTM) debt securities that refer to an interest rate affected by reference rate reform and were classified as held to maturity before 1 January 2020. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2022, and September 30, 2021.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $.0001 par value per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 248,020,000 and 248,020,000 as of September 30, 2022, and September 30, 2021, respectively.

During the year ended March 31, 2022, no shares were issued.

During the quarter ended June 30, 2022, no shares were issued.

NOTE E—CAPITAL STOCK—CONT’D

During the quarter ended September 30, 2022, no shares were issued.

Capital Contributions

During the six-month period ending September 30, 2022, $8,622 in capital contributions were made and during the six-month period ending September 30, 2021, $600 in capital contributions were made.

NOTE F – INCOME TAX

The Company provides for income taxes under (now included under Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2022, is approximately $1,094,000 and as of September 30, 2021, is $1,085,000 approximately. The total deferred tax asset is approximately $230,000 and $228,000 for the periods ended September 30, 2022, and September 30, 2021, respectively.

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation. The Company does not currently have any tax returns open for examination.

NOTE G—MATERIAL EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred: None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Report.

The information in this discussion and elsewhere in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “may,” “will,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “could,” “estimate,” “continue” and similar expressions or variations identify forward-looking statements.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Report. Factors that might cause such a discrepancy include, but are not limited to:

•	Our ability to obtain financing as and when needed on acceptable terms.
•	Our management’s inexperience in the mining industry.
•	Our lack of mining properties and the difficulties we will encounter in identifying and completing due diligence on mining properties and negotiating deals to acquire mining properties at attractive valuations.
•	Our ability to manage the myriad risks attendant to the mining industry, including risks to life and property, many of which are uninsurable
•	Title risks attendant to properties that we may acquire.
•	Our failure to accurately estimate the amount of reserves on a property and our ability to mine such reserves profitably.
•	Risks associated with navigating governmental regulations and obtaining and maintaining permits required to conduct operations.
•	Costs associated with complying with governmental regulations, including environmental regulations.
•	The impact that changes in federal and state legislation, including changes in mining taxes and royalties payable to governments, could have on our revenues.
•	The impact that regulations and pending legislation involving climate change could have on our ability to operate and on operating costs, which could have a material adverse effect on our business.
•	The impact of weather and other natural events on our operations.
•	Changes in commodity prices.
•	The costs of defending litigation and payments we may be required to make with respect to decisions adverse to us.
•	The lingering economic and social impacts of COVID 19 and our ability to retain qualified contractors and employees.
•	The impact of inflation on our ability raise capital and on operating costs.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Ranger Gold Corp. (“we,” “us,” or the “Company”) was incorporated in May 2007 pursuant to the laws of the Nevada under the name Fenario, Inc. The Company was organized to develop and license proprietary software solutions for the healthcare market. The Company did not conduct any significant operations other than organizational matters, including filing a registration statement with the Securities and Exchange Commission (“SEC”).

In 2009, a third party acquired a controlling interest in the Company, changed the Company’s name to Ranger Gold Corp. and commenced operations in the mining industry. Between 2009 and 2013, the Company entered into several agreements to acquire mining properties located in Nevada but was unable to consummate such opportunities for lack of operating capital. The Company discontinued filing reports under the Exchange Act after the filing of its quarterly report on Form 10-Q for the period ended December 31, 2013. Thereafter, the Company discontinued filing annual reports under Nevada law and was dormant.

In 2019, Bryan Glass was appointed as custodian of the Company by the State courts of Nevada to take any action for the benefit of the Company and its stockholders. Subsequently, he was elected as a director of the Company and was appointed as our president and secretary. Also in 2019, the Company issued 200,000,000 shares of stock to Mr. Glass in consideration for services rendered valued at $20,000. As of the date of this Report, Mr. Glass serves as our only director and officer.

Business Strategy

We are a natural resource company with an objective of acquiring, exploring and developing natural resource properties in the United States, thereby continuing the business of prior management. For purposes of this Report, the term “acquire” means the outright purchase of property or the lease, license, claim (whether patented or unpatented) or other use agreement which provides us the real property rights, other interests in land, including mining and surface rights, easements, and rights of way and options to conduct mining operations on real property. We may acquire, develop and operate mining properties either alone or with partners.

Our primary focus in the natural resource sector is gold, though we may acquire rights to properties that have reserves of other types of minerals. As of the date of this Report, we do not hold rights in any mining properties nor do we engage in any substantive business operations or generate revenue from any sources. The search for valuable natural resources as a business is extremely risky and capital-intensive. Our ability to achieve our objective is predicated on, among other things, our receipt of financing to fund our operations. We can provide investors with no assurance that we will obtain financing to commence operations and acquire a property or that we will exploit commercial quantities of minerals from any property we may acquire.

We intend to source and evaluate potential mining properties through online directories of mining properties and claims for sale, among other resources. We may place claims wanted ads in appropriate industry journals and publications. We also expect to consult with industry professionals and geologists for leads for properties. Prior to making an offer to acquire a property, we intend to engage qualified consultants to conduct the due diligence required to evaluate and appraise a site.

Our interest in mining properties may take many forms. The nature and percent of the interest we acquire will depend on several variables, including the amount of capital we possess when an opportunity is presented to us, the amount of risk we are prepared to tolerate with respect to a specific property and our investment objective, such as, if we are seeking to diversify our asset base and reduce enterprise risks. We will conduct technical due diligence with respect to any property prior to acquiring it outright or acquiring an interest in it. We may elect to acquire or lease a property either alone or in a joint venture with a partner.

It is our intention to engage in mining operations as opposed to acquiring a passive interest in an existing enterprise. Mining operations include identifying an appropriate property, conducting technical due diligence with respect to such property and undertaking extraction operations, if warranted. We do not expect to engage in exploration for properties but rather we expect to acquire a property for which permits, a mining plan and historical information exists and about which at least some geological, geochemical and geophysical information is available. If we identify a property that our due diligence reveals may possess reserve potential that we are unable to acquire or develop on our own by reason of our limited resources, we may enter into a joint venture with one or more partners to develop a property. We may buy and sell properties in any phase of development to maximize earnings, including before we commence producing on a property. We expect to retain geologists, consultants, mining and operations specialists and other personnel as necessary and warranted to assess resource and reserve analysis, mineability and to conduct mining operations.

Natural resource exploration and development requires significant capital and our current assets and resources are insufficient to acquire any properties or fund any mining operations. Accordingly, our principal initial objective will be to raise sufficient capital to acquire a potentially lucrative mining property at an attractive valuation. We can offer no assurance that we will be successful raising any capital to fund our operations. Mr. Glass, our sole officer and director and our principal stockholder, has funded our operations since January 2019 and we currently are dependent on him entirely to fund our operations until we raise the capital to identify and acquire a mining property, if ever. Though Mr. Glass has advised us of his present intention to fund our operations through loans or further investment in the Company, there is no written agreement binding him to do so. In the even that Mr. Glass does not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company.

Results of Operations for the Three and Six Months Ended September 30, 2022 Compared to the Three and Six Months Ended September 30, 2021 (unaudited)

During the three and six months ended September 30, 2022 and 2021, we conducted no operations as we focused on qualifying our class of common stock for registration under the Exchange Act. We have no assets and no liabilities and we are not party to any agreement to acquire a mining property or any other assets. We incurred expenses during the 2022 period of $8,622, consisting of payments to professionals in connection with the preparation and filing of our registration statement on Form 10 with the SEC, and experienced a loss in that amount.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, the availability of credit facilities, levels of accounts receivable and accounts payable and capital expenditures.

Since inception, we have a deficit accumulated of $1,093,722 and cash used in operations of $8,622 at the period ended September 30, 2022

As of September 30, 2022, we did not have any cash, nor did we have access to capital other than that which may be made available to us by our principal stockholder, Bryan Glass. Mr. Glass is not contractually obligated to provide us with any capital and we cannot assure investors of the extent to which Mr. Glass will continue funding our operations.

Our primary requirements for liquidity and capital are to fund the acquisition and development of mining properties, including costs associated with complying with government regulations. The exploration for and development of mineral deposits is capital intensive and may extend over a long identification, development and production horizon. Few properties are ultimately developed into producing mines. If we do not have the financial strength or sufficient credit or other financing capability to cover the costs of developing or operating a mine, our operations at the mine may be curtailed, delayed or cease entirely. The ability to raise sufficient capital may be affected by, among other things, macroeconomic conditions, future commodity prices of metals to be mined, or a further downturn in the U.S. or global financial markets as has been experienced in recent years. In addition, a continued economic downturn or credit crisis could adversely affect the ability to obtain debt or equity financing for the exploration, development and operation of their properties.

We will seek to finance our future operations through the sale of equity securities and from third party loans. We cannot offer investors any assurance that we will obtain the considerable capital required to acquire and develop a mining property or that we will generate any revenue from any property that we acquire. We expect that our ability to obtain debt or equity financing for the acquisition, development and operation of properties will be more difficult in the current inflationary environment.

Contractual Commitments as of September 30, 2022

As of September 30, 2022, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2022 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,093,722 at September 30, 2022. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. We expect to incur losses for the foreseeable future, even if we acquire a property that has proven reserves. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this Report. We cannot assure you that we will be successful in our operational plans or that the capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to acquire and develop mining properties and investors may lose the entire amount of their investment in the Company.

Off-Balance Sheet and Other Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended December 31, 2021. We do not believe that there has been any significant change in the Company’s critical accounting policies since December 31, 2021.

Recent Accounting Pronouncements

See Note C to the financial statements furnished with this report for a discussion of recent accounting pronouncements that had a material effect on the financial statements presented herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2022. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to address this condition and implement a more effective system to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are presently no pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the date on which the Company filed its last quarterly report on Form 10-Q and through the date of this report, the Company did not sell any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGER COLD CORP.

Date: November 3, 2022	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

