Form 10-Q
period 2022-12-31
Ranger Gold Corp.
filed 2023-02-27
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

(Address of registrant’s principal executive offices)

(516) 442-1883

(Issuer’s telephone number)

_________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

At February 27, 2023, there were 248,020,000 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Ranger Gold Corp.
Balance Sheets

	As of	As of
	December 31, 2022 (Unaudited)	March 31, 2022 (Audited)

CURRENT ASSETS	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES

CURRENT LIABILITIES	-	-
TOTAL CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 248,020,000 and 248,020,000 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively)	24,802	24,802
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively)	-	-
Additional Paid in Capital	1,072,460	1,060,298
Accumulated Deficit	(1,097,262)	(1,085,100)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Operations (Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2022	2021	2022	2021

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	-	-
Filing Fees	-	-	627	-
Professional Fees	3,540	-	11,535	600
Total Expense	3,540	-	12,162	600
Loss from operations	$(3,540)	$-	$(12,162)	$(600)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	$(3,540)	$-	$(12,162)	$(600)
Weighted average common shares outstanding, basic and fully diluted	248,020,000	248,020,000	248,020,000	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$-	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Cash Flows (Unaudited)

	For the nine months ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,162)	$(600)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	-
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,162)	(600)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions of Capital by Major Shareholder	12,162	600
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,162	600

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity (Unaudited)
For the nine months ended
December 31, 2022

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2022	248,020,000	24,802	1,060,298	(1,085,100)	-

Capital Contribution	-	-	12,162	-	12,162

Net Loss	-	-	-	(12,162)	(12,162)

Balances, December 31, 2022	248,020,000	$24,802	$1,072,460	$(1,097,262)	$-

Ranger Gold Corp.
Statement of Stockholders' Equity (Unaudited)
For the nine months ended
December 31, 2021

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2021	248,020,000	$24,802	$1,059,148	$(1,083,950)	$-

Capital Contributions	-	-	600	-	$600

Net Loss	-	-	-	(600)	$(600)

Balances, December 31, 2021	248,020,000	$24,802	$1,059,748	$(1,084,550)	$-

The accompanying notes are an integral part of these financial statements.

NOTE A-BUSINESS ACTIVITY

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

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,093,722 and cash used in operations of $8,622 at the period ended December 31, 2022.

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

NOTE C-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition- On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method. The Company adopted this standard using the modified basis effective January 1, 2019 and given the Company's limited revenue, the modified retrospective basis has no material impact on prior years given the limited revenue.

NOTE C-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Net Income per Common Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Deferred Taxes - The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable - Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2022, and December 31, 2021, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2022, and December 31, 2021.

Stock-Based Compensation - The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities - The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by

NOTE C-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended December 31, 2022 and December 31, 2021.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2020, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2022 and December 31, 2021.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2022, and December 31, 2021.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $0.0001 par value per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 248,020,000 and 248,020,000 as of December 31, 2022, and December 31, 2021, respectively.

During the year ended March 31, 2022, no shares were issued.

During the quarter ended June 30, 2022, no shares were issued.

During the quarter ended September 30, 2022, no shares were issued.

During the quarter ended December 31, 2022, no shares were issued.

NOTE E-CAPITAL STOCK—CONT’D

Capital Contributions

During the nine-month period ending December 31, 2022, $12,162 in capital contributions were made and during the nine-month period ending December 31, 2021, $600 in capital contributions were made.

NOTE F-INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2022, is approximately $1,097,000 and as of December 31, 2021, is $1,085,000 approximately.  The total deferred tax assets are approximately $230,000 and $228,000 for the periods ended December 31, 2022, and December 31, 2021, respectively.

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

NOTE G-MATERIAL EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:  None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary statement regarding forward-looking statements

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

Results of Operations for the Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021 (unaudited)

During the three months ended December 31, 2022 and 2021, we conducted no substantive business operations. During the period, we focused on qualifying our class of common stock for registration under the Exchange Act and planning for future operations.

As of December 31, 2022 and 2021, we had no assets and no liabilities. We incurred expenses during the 2022 period of $3,540, consisting of payments to professionals in connection with the preparation and filing of our registration statement on Form 10 with the SEC, and experienced a loss of $3,540.

Results of Operations for the Nine Months Ended December 31, 2022 Compared to the Nine Months Ended December 31, 2021 (unaudited)

During the nine months ended December 31, 2022 and 2021, we conducted no substantive business operations. During the period, we focused on qualifying our class of common stock for registration under the Exchange Act and planning for future operations.

As of December 31, 2022 and 2021, we had no assets and no liabilities. We incurred expenses during the 2022 period of $12,162, consisting of payments to professionals in connection with the preparation and filing of our registration statement on Form 10 with the SEC, and suffered a loss of $12,162.

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

Since inception, we have a deficit accumulated of $1,093,722 and cash used in operations of $8,622 at the period ended December 31, 2022

As of December 31, 2022, we did not have any cash, nor did we have access to capital other than that which may be made available to us by our principal stockholder, Bryan Glass. Mr. Glass is not contractually obligated to provide us with any capital and we cannot assure investors of the extent to which Mr. Glass will continue funding our operations.

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

Contractual Commitments as of December 31, 2022

As of December 31, 2022, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended December 31, 2022. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended December 31, 2022 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

RANGER COLD CORP.

Date: February 27, 2023	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

