Form 10-Q/A
period 2022-09-30
Ranger Gold Corp.
filed 2023-11-20
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Ranger Gold Corp. (“we,” “us” or the “Company”) is filing this Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the period ended September 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on February 23, 2023 (the “Original Filing”), to restate our unaudited financial statements as of and for the three months ended September 30, 2022.

Restatement Background

In the course of preparing the Company’s financial statements for the year ended March 31, 2023, management discovered that it failed to record the payment of certain accounts payable (the “Unrecorded Items”) in the audited financial statements for the fiscal year ended March 31, 2022 and the unaudited financial statements for the three-month periods ended June 30, 2022, September 30, 2022 and December 31, 2022 (the “Previously Issued Financial Statements”). The Unrecorded Items represented expenses incurred by the Company that were paid directly by management of the Company through personal accounts and not through the Company’s bank account. The failure to record the Unrecorded Items resulted in material errors in the Previously Issued Financial Statements and necessitated material changes to the stockholders’ equity section of the balance sheet and the statements of operations of the Previously Issued Financial Statements. The Board of Directors (the “Board”) determined that the failure to record these transactions were not the result of fraud but were errors of omission.

The Board, after discussion with management of the Company and Michael Gillespie & Associates, PLLC, the Company’s independent registered public accounting firm, concluded that the Previously Issued Financial Statements should no longer be relied upon and should be restated to correct the errors. The Company is restating in this Form 10-Q/A its unaudited financial statements as of and for the three months ended September 30, 2022. Please see Note G to the unaudited financial statements as of and for the three months ended September 30, 2022 included in this Form 10-Q/A for a discussion of the restatement and the impact on the specific accounts.

Although this Form 10-Q/A amends and restates the Original Filing in its entirety, except for the information described above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing and the information contained in this Form 10-Q/A is current only as of the date of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the U.S. Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 32.1 and 32.2) to this Form 10-Q/A under Item 15 of Part IV hereof.

For a more complete discussion of the errors in the Previously Issued Financial Statements and the other financial statements referenced in this Explanatory Note, please see the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 1, 2023 which can be found at:

https://www.sec.gov/ix?doc=/Archives/edgar/data/1434740/000147793223008015/rngr_8k.htm

All of the Company’s filings with the SEC may be viewed at:

https://www.sec.gov/edgar/browse/?CIK=1434740

Internal Control and Disclosure Controls Considerations

In Item 4 of Part I of the Original Filing, “Controls and Procedures,” management of the Company concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure in such reports due to the Company’s limited resources and inability to provide for multiple levels of transaction review. The conclusions of management as to the effectiveness of the Company’s disclosure controls and procedures have not changed since the date of the Original Filing and, accordingly, no changes have been made to Item 4 of Part I of the Original Filing in this Form 10-Q/A. The weaknesses in internal control described in the Original Filing, which were a result of the Company’s limited internal resources and lack of ability to have multiple levels of transaction review, including a review of those payments comprising the Unrecorded Expenses, continue to be weaknesses in the Company’s internal controls.

Items Amended In This Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

·	Part I – Item 1. Interim Financial Statements (Unaudited).

·	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ranger Gold Corp.
Balance Sheets

	As of	As of
	September 30, 2022 (Unaudited)	March 31, 2022 (Audited)
	As Restated	As Restated
CURRENT ASSETS	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES

CURRENT LIABILITIES
Accounts Payable	2,159	-
TOTAL CURRENT LIABILITIES	2,159	-

TOTAL LIABILITIES	2,159	-

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 248,020,000 and 248,020,000 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively)	24,802	24,802
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively)	-	-
Additional Paid in Capital	1,089,197	1,078,823
Accumulated Deficit	(1,116,158)	(1,103,625)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(2,159)	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Operations (Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2022	2021	2022	2021
	As Restated	As Restated	As Restated	As Restated
Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	-	-
Filing Fees	259	-	748	-
Professional Fees	3,300	9,485	11,785	10,085
Total Expense	3,559	9,485	12,533	10,085
Loss from operations	$(3,559)	$(9,485)	$(12,533)	$(10,085)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	$(3,559)	$(9,485)	$(12,533)	$(10,085)
Weighted average common shares outstanding, basic and fully diluted	248,020,000	248,020,000	248,020,000	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Cash Flows (Unaudited)

	For the six months ended September 30,
	2022	2021
	As Restated	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,533)	$(10,085)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	2,159	-
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,374)	(10,085)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions of Capital by Major Shareholder	10,374	10,085
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,374	10,085

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity
For the six months ended
September 30, 2022 (Unaudited) As Restated

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2022	248,020,000	24,802	1,078,823	(1,103,625)	-

Capital Contribution	-	-	4,874	-	4,874

Net Loss	-	-	-	(8,974)	(8,974)

Balances, June 30, 2022	248,020,000	24,802	1,083,697	(1,112,599)	(4,100)

Capital Contribution	-	-	5,500	-	5,500

Net Loss	-	-	-	(3,559)	(3,559)

Balances, September 30, 2022	248,020,000	24,802	1,089,197	(1,116,158)	(2,159)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity
For the six months ended
September 30, 2021 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2021	248,020,000	$24,802	$1,059,148	$(1,083,950)	$-

Capital Contribution	-	-	19,125	-	19,125

Net Loss	-	-	-	(600)	$(600)

Balances, June 30, 2021	248,020,000	24,802	1,078,273	(1,084,550)	18,525

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(9,485)	$(9,485)

Balances, September 30, 2021	248,020,000	24,802	1,078,273	(1,094,035)	9,040

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP NOTES TO THE FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,116,158 and cash used in operations of $10,374 at the period ended September 30, 2022.

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

RANGER GOLD CORP NOTES TO THE FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)

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

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

RANGER GOLD CORP NOTES TO THE FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended September 30, 2022 and September 30, 2021.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2022, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2022 and September 30, 2021.

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

During the period ended September 30, 2021, no shares were issued.

During the period ended September 30, 2022, no shares were issued.

Capital Contributions

During the period ended September 30, 2022, $10,374 in capital contributions were made and during the period ended September 30, 2021, $10,085 in capital contributions were made.

RANGER GOLD CORP NOTES TO THE FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2022, is approximately $1,116,000 and as of September 30, 2021, is $1,094,000 approximately.  The total deferred tax assets are approximately $234,000 and $230,000 for the years ended September 30, 2022, and September 30, 2021, respectively.

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

NOTE G—CORRECTION OF AN ERROR/PRIOR PERIOD RESTATEMENT

During our most recent reconciliation/close-out and subsequent audit, Management discovered that amounts paid and owed to Vendors and the related expenses incurred were incorrect in prior periods.  Expenses paid by the owner, which should have been recorded as expenses and as an additions to Accounts Payable and Paid in Capital Contributions were not properly posted.  Per ASC 250-10, since the error correction is material and material to financial statements previously issued, Management is promptly correcting the errors and restating previously issued financial statements.

Below are tables of the September 30, 2022 accounts impacted by the correction of the error:

	September 30,
	2022 Originally Reported	2022 Restated	Amount of Change
Expenses:
Filing Fees	627	748	(121)
Professional Fees	7,995	11,785	(3,790)
Total Expenses	8,622	12,533	(3,911)

NET LOSS	(8,622)	(12,533)	3,911

	September 30,
	2022 Originally Reported	2022 Restated	Amount of Change
Accounts Payable	-	2,159	(2,159)
TOTAL LIABILITIES	-	2,159	(2,159)

Common Stock	24,802	24,802	-
Additional Paid in Capital	1,068,920	1,089,197	(20,277)
Accumulated Deficit	(1,093,722)	(1,116,158)	22,436
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	(2,159)	2,159
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	-	-	-

RANGER GOLD CORP NOTES TO THE FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2022 (Unaudited)

NOTE G—CORRECTION OF AN ERROR/PRIOR PERIOD RESTATEMENT CONT’D

Below are tables of the September 30, 2021 accounts impacted by the correction of the error:

	September 30,
	2021 Originally Reported	2021 Restated	Amount of Change
Expenses:
Filing Fees	-	-	-
Professional Fees	600	10,085	(9,485)
Total Expenses	600	10,085	(9,485)

NET LOSS	(600)	(10,085)	9,485

	September 30,
	2021 Originally Reported	2021 Restated	Amount of Change

Accounts Payable	-	-	-
TOTAL LIABILITIES	-	-	-

Common Stock	24,802	24,802	-
Additional Paid in Capital	1,059,748	1,069,233	(9,485)
Accumulated Deficit	(1,084,550)	(1,094,035)	9,485
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	-	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	-	-	-

NOTE H—MATERIAL EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:  No material or subsequent transactions have occurred from the year end September 30, 2022 through (insert date).

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

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three and Six Months Ended September 30, 2021 (unaudited)

During the three months ended September 30, 2022 and 2021, we conducted no operations as we focused on qualifying our class of common stock for registration under the Exchange Act. At September 30, 2022, we had no assets and no liabilities and were not party to any agreement to acquire a mining property or any other assets. During the three months ended September 30, 2022, we incurred expenses of $3,559, consisting of payments to professionals in connection with the preparation and filing of our registration statement on Form 10 with the SEC, and experienced a loss of $3,559, compared to expenses incurred during the 2021 period of $9,485, consisting of payments to professionals in connection with the preparation of our registration statement on Form 10 with the SEC, and suffered a loss of $9,485.

Results of Operations for the Six Months Ended September 30, 2022 Compared to the Three and Six Months Ended September 30, 2021 (unaudited)

During the six months ended September 30, 2022 and 2021, we conducted no operations and had no assets or liabilities and were not party to an agreement to acquire a mining property or any other assets. During the six months ended September 30, 2022, we incurred expenses of $12,533, consisting of payments to professionals in connection with the preparation and filing of our registration statement on Form 10 with the SEC, and experienced a loss of $12,533, compared to expenses incurred during the 2021 period of $10,085, consisting of payments to professionals in connection with the preparation of our registration statement on Form 10 with the SEC, and suffered a loss of $10,085.

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

Since inception, we have a deficit accumulated of $1,116,158 and cash used in operations of $10,374 at the period ended September 30, 2022

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

Going Concern

The notes to our financial statements for the quarter ended September 30, 2022 and the report of our independent registered public accounting firm on our financial statements for the year ended March 30, 2022 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,116,158 at September 30, 2022. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. We expect to incur losses for the foreseeable future, even if we acquire a property that has proven reserves. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this Report. We cannot assure you that we will be successful in our operational plans or that the capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to acquire and develop mining properties and investors may lose the entire amount of their investment in the Company.

Off-Balance Sheet and Other Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its financial statements. Our significant accounting policies are described in Note C to our audited financial statements for the period ended March 31, 2022 included in our registration statement on Form 10/A filed with the SEC on November 13, 2023. We do not believe that there has been any significant change in the Company’s critical accounting policies since March 31, 2022.

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

RANGER COLD CORP.

Date: November 17, 2023	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

