Form 10-Q/A
period 2022-12-31
Ranger Gold Corp.
filed 2023-11-20
CIK 1434740

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

EXPLANATORY NOTE

Ranger Gold Corp. (“we,” “us” or the “Company”) is filing this Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the period ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on February 27, 2023 (the “Original Filing”), to restate our unaudited financial statements as of and for the three months ended December 31, 2022.

Restatement Background

In the course of preparing the Company’s financial statements for the fiscal year ended March 31, 2023, management discovered that it failed to record the payment of certain accounts payable (the “Unrecorded Items”) in the audited financial statements for the fiscal year ended March 31, 2022 and the unaudited financial statements for the three-month periods ended June 30, 2022, September 30, 2022 and December 31, 2022 (the “Previously Issued Financial Statements”). The Unrecorded Items represented expenses incurred the Company that were paid directly by management of the Company through personal accounts and not through the Company’s bank account. The failure to record the Unrecorded Items resulted in material errors in the Previously Issued Financial Statements and necessitated material changes to the stockholders’ equity section of the balance sheet and the statements of operations of the Previously Issued Financial Statements. The Board of Directors of the Company (the “Board”) determined that the failure to record these transactions were not the result of fraud but were errors of omission.

The Board, after discussion with management of the Company and Michael Gillespie & Associates, PLLC, the Company’s independent registered public accounting firm, concluded that the Previously Issued Financial Statements should no longer be relied upon and should be restated to correct the errors. The Company is restating in this Form 10-Q/A its unaudited financial statements as of and for the three months ended December 31, 2022. Please see Note G to the unaudited financial statements as of and for the three months ended December 31, 2022 included in this Form 10-Q/A for a discussion of the restatement and the impact on the specific accounts.

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

Internal Control and Disclosure Controls Considerations

In Item 4 of Part I of the Original Filing, “Controls and Procedures,” management of the Company concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure in such reports due to the Company’s limited resources and inability to provide for multiple levels of transaction review. The conclusions of management as to the effectiveness of the Company’s disclosure controls and procedures have not changed since the date of the Original Filing and, accordingly, no changes have been made to Item 4 of Part I of the Original Filing in this Form 10-Q/A. The weaknesses in internal control described in the Original Filing, which were a result of the Company’s limited internal resources and lack of ability to have multiple levels of transaction review, including a review of those payments comprising the Unrecorded Expenses, continue to be weaknesses in the Company’s internal controls.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Ranger Gold Corp.
Balance Sheets

	As of	As of
	December 31, 2022 (Unaudited)	March 31, 2022 (Audited)
	(restated)	(restated)
CURRENT ASSETS	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES

CURRENT LIABILITIES
Accounts Payable	2,159	-
TOTAL CURRENT LIABILITIES	2,159	-

TOTAL LIABILITIES	2,159	-

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 248,020,000 and 248,020,000 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively)	24,802	24,802
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively)	-	-
Additional Paid in Capital	1,092,797	1,078,823
Accumulated Deficit	(1,119,758)	(1,103,625)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(2,159)	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

 The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Operations (Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
	2022	2021	2022	2021
	(restated)	(restated)	(restated)	(restated)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	-	-
Filing Fees	-	-	748	-
Professional Fees	3,600	9,040	15,385	19,125
Total Expense	3,600	9,040	16,133	19,125
Loss from operations	$(3,600)	$(9,040)	$(16,133)	$(19,125)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	$(3,600)	$(9,040)	$(16,133)	$(19,125)
Weighted average common shares outstanding, basic and fully diluted	248,020,000	248,020,000	248,020,000	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

 The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Cash Flows (Unaudited)

	For the nine months ended December 31,
	2022	2021
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,133)	$(19,125)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	2,159	-
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,974)	(19,125)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions of Capital by Major Shareholder	13,974	19,125
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,974	19,125

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

 The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity
For the nine months ended
December 31, 2022 (Unaudited)
(restated)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2022	248,020,000	24,802	1,078,823	(1,103,625)	-

Capital Contribution	-	-	4,874	-	4,874

Net Loss	-	-	-	(8,974)	(8,974)

Balances, June 30, 2022	248,020,000	24,802	1,083,697	(1,112,599)	(4,100)

Capital Contribution	-	-	5,500	-	5,500

Net Loss	-	-	-	(3,559)	(3,559)

Balances, September 30, 2022	248,020,000	24,802	1,089,197	(1,116,158)	(2,159)

Capital Contribution	-	-	3,600	-	3,600

Net Loss	-	-	-	(3,600)	(3,600)

Balances, December 31, 2022	248,020,000	24,802	1,092,797	(1,119,758)	(2,159)

Ranger Gold Corp.
Statement of Stockholders' Equity
For the nine months ended
December 31, 2021 (Unaudited)
(restated)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2021	248,020,000	$24,802	$1,059,148	$(1,083,950)	$-

Capital Contribution	-	-	19,125	-	19,125

Net Loss	-	-	-	(600)	$(600)

Balances, June 30, 2021	248,020,000	24,802	1,078,273	(1,084,550)	18,525

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(9,485)	$(9,485)

Balances, September 30, 2021	248,020,000	24,802	1,078,273	(1,094,035)	9,040

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(9,040)	$(9,040)

Balances, December 31, 2021	248,020,000	24,802	1,078,273	(1,103,075)	-

 The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 (Unaudited)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,119,758 and cash used in operations of $13,974 at the period ended December 31, 2022.

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

RANGER GOLD CORP NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 (Unaudited)

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

RANGER GOLD CORP NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 (Unaudited)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2022, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2022 and December 31, 2021.

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

During the period ended December 31, 2021, no shares were issued.

During the period ended December 31, 2022, no shares were issued.

Capital Contributions

During the period ended December 31, 2022, $13,974 in capital contributions were made and during the period ended December 31, 2021, $19,125 in capital contributions were made.

RANGER GOLD CORP NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 (Unaudited)

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2022, is approximately $1,120,000 and as of December 31, 2021, is $1,103,000 approximately.  The total deferred tax assets are approximately $235,000 and $232,000 for the years ended December 31, 2022, and December 31, 2021, respectively.

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

Below are tables of the December 31, 2022 accounts impacted by the correction of the error:

	December 31,
	2022 Originally Reported	2022 Restated	Amount of Change
Expenses:
Filing Fees	627	748	(121)
Professional Fees	11,535	15,385	(3,850)
Total Expenses	12,162	16,133	(3,971)

NET LOSS	(12,162)	(16,133)	3,971

	December 31,
	2022 Originally Reported	2022 Restated	Amount of Change
Accounts Payable	-	2,159	(2,159)
TOTAL LIABILITIES	-	2,159	(2,159)

Common Stock	24,802	24,802	-
Additional Paid in Capital	1,072,460	1,092,797	(20,337)
Accumulated Deficit	(1,097,262)	(1,119,758)	22,496
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	(2,159)	2,159
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	-	-	-

RANGER GOLD CORP NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 (Unaudited)

NOTE G—CORRECTION OF AN ERROR/PRIOR PERIOD RESTATEMENT CONT’D

Below are tables of the December 31, 2021 accounts impacted by the correction of the error:

	December 31,
	2021 Originally Reported	2021 Restated	Amount of Change
Expenses:
Filing Fees	-	-	-
Professional Fees	600	19,125	(18,525)
Total Expenses	600	19,125	(18,525)

NET LOSS	(600)	(19,125)	18,525

	December 31,
	2021 Originally Reported	2021 Restated	Amount of Change

Accounts Payable	-	-	-
TOTAL LIABILITIES	-	-	-

Common Stock	24,802	24,802	-
Additional Paid in Capital	1,059,748	1,078,273	(18,525)
Accumulated Deficit	(1,084,550)	(1,103,075)	18,525
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	-	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	-	-	-

NOTE H—MATERIAL EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:  No material or subsequent transactions have occurred from the year end December 31, 2022 through (insert date).

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

 Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) has been adjusted to give effect to the Restatement of the unaudited financial statements for the period ended December 31, 2022. For additional information and a detailed discussion of the Restatement, refer to the Explanatory Note and Note G. Restatement of Previously Issued Financial Statements to the unaudited financial statements.

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

As of December 31, 2022 and 2021, we had no assets and no liabilities. We incurred expenses during the 2022 period of $3,600, consisting of payments to professionals in connection with the preparation and filing of our registration statement on Form 10 with the SEC, and experienced a loss of $3,600, compared to expenses incurred during the 2021 period of $9,040, consisting of payments to professionals in connection with the preparation of our registration statement on Form 10 with the SEC, and suffered a loss of $9,040.

Results of Operations for the Nine Months Ended December 31, 2022 Compared to the Nine Months Ended December 31, 2021 (unaudited)

During the nine months ended December 31, 2022 and 2021, we conducted no substantive business operations. During the period, we focused on qualifying our class of common stock for registration under the Exchange Act and planning for future operations.

As of December 31, 2022 and 2021, we had no assets and no liabilities. We incurred expenses during the 2022 period of $16,133, consisting of payments to professionals in connection with the preparation and filing of our registration statement on Form 10 with the SEC, and suffered a loss of $16,133, compared to expenses incurred during the 2021 period of $19,125, consisting of payments to professionals in connection with the preparation of our registration statement on Form 10 with the SEC, and suffered a loss of $19,125.

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

Since inception, we have a deficit accumulated of $1,119,758 and cash used in operations of $13,974 at the period ended December 31, 2022

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

Going Concern

The notes to our financial statements for the quarter ended December 31, 2022 and the report of our independent registered public accounting firm on our financial statements for the year ended March 30, 2021 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,119,758 at December 31, 2022. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. We expect to incur losses for the foreseeable future, even if we acquire a property that has proven reserves. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this Report. We cannot assure you that we will be successful in our operational plans or that the capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to acquire and develop mining properties and investors may lose the entire amount of their investment in the Company.

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

RANGER COLD CORP.

Date: November 20, 2023	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

