Form 10-Q
period 2023-06-30
Ranger Gold Corp.
filed 2023-11-30
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

At November 30, 2023, there were 248,020,000 shares of common stock outstanding.

Restatement of Financial Statements for the Period Ended June 30, 2022

In the course of preparing the financial statements of Ranger Gold Corp. (the “Company”) for the year ended March 31, 2023, management discovered that it failed to record the payment of certain accounts payable (the “Unrecorded Items”) in the audited financial statements for the fiscal year ended March 31, 2022 and in the unaudited financial statements for the three months ended June 30, 2022 (the “Previously Issued Financial Statements”). The Unrecorded Items represented expenses incurred by the Company that were paid directly by management of the Company through personal accounts and not through the Company’s bank account. The failure to record the Unrecorded Items in the Previously Issued Financial Statements resulted in material errors in the Previously Issued Financial Statements and necessitated material changes to the stockholders’ equity section of the balance sheet and the statements of operations of the Previously Issued Financial Statements. The Board of Directors of the Company (the “Board”) determined that the failure to record these transactions were not the result of fraud but were errors of omission.

The Board concluded that the Previously Issued Financial Statements should no longer be relied upon and should be restated to correct the errors.

The Previously Issued Financial Statements had been filed with the Company’s registration statement on Form 10 that became effective under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on August 29, 2022 (the “Original Form 10”). On November 13, 2023, the Company filed an amendment to the Original Form 10 to amend and restate the Previously Issued Financial Statements.

This Quarterly Report on Form 10-Q for the three months ended June 30, 2023 includes amended and restated financial statements as of and for the three-month period ended June 30, 2022. Please see Note F to the audited financial statements as of and for the quarterly period ended June 30, 2023 included in this Form 10-Q for a discussion of the restatement and the impact on the specific accounts.

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ranger Gold Corp.

Balance Sheets

	As of	As of
	June 30, 2023 (Unaudited)	March 31, 2023 (Audited)

CURRENT ASSETS	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	2,243	3,243

TOTAL CURRENT LIABILITIES	2,243	3,243

TOTAL LIABILITIES	2,243	3,243

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 248,020,000 and 248,020,000 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively)	24,802	24,802
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively)	-	-
Additional Paid in Capital	1,104,734	1,097,084
Accumulated Deficit	(1,131,779)	(1,125,129)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(2,243)	(3,243)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended June 30,
	2023	2022 (Restated)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Filing Fees	-	489
Professional Fees	6,650	8,485
Total Expense	6,650	8,974
Loss from operations	$(6,650)	$(8,974)
Provision for Income Taxes	$-	$-
NET LOSS	$(6,650)	$(8,974)
Weighted average common shares outstanding, basic and fully diluted	248,020,000	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Cash Flows (Unaudited)

	For the Three Months ended June 30,
	2023	2022 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,650)	$(8,974)

Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(1,000)	4,100
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,650)	(4,874)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions of Capital by Major Shareholder	7,650	4,874
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,650	4,874

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statement of Stockholders' Equity (Unaudited)

For the Three Months ended

June 30, 2023

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2023	248,020,000	24,802	1,097,084	(1,125,129)	(3,243)

Capital Contribution	-	-	7,650	-	7,650

Net Loss	-	-	-	(6,650)	(6,650)

Balances, June 30, 2023	248,020,000	$24,802	$1,104,734	$(1,131,779)	$(2,243)

Ranger Gold Corp.

Statement of Stockholders' Equity (Unaudited)

For the year ended

June 30, 2022 (Restated)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2022	248,020,000	$24,802	$1,078,823	$(1,103,625)	$-

Capital Contributions	-	-	4,874	-	$4,874

Net Loss	-	-	-	(8,974)	$(8,974)

Balances, June 30, 2022	248,020,000	$24,802	$1,083,697	$(1,112,599)	$(4,100)

The accompanying notes are an integral part of these financial statements.

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

The Company’s offices are located at 20 West Park Avenue, Suite 201 Long Beach, NY 11561.

The accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the financial statements.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,131,779 and cash used in operations of $7,650 at the period ended June 30, 2023.

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

Interim filings should be read in conjunction with the Company’s annual report for the year ended March 31, 2023.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2023, and June 30, 2022, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2023, and June 30, 2022.

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

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended June 30, 2023 and June 30, 2022.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2023, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2023 and June 30, 2022.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2023, and June 30, 2022.

NOTE E - CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $0.0001 par value per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 248,020,000 and 248,020,000 as of June 30, 2023, and June 30, 2022, respectively.

During the year ended March 31, 2023, no shares were issued.

During the quarter ended June 30, 2023, no shares were issued.

NOTE E - CAPITAL STOCK—CONT’D

Capital Contributions

During the quarter ended June 30, 2023, $7,650 in capital contributions were made and during the quarter ended June 30, 2022, $4,874 in capital contributions were made.

NOTE F—CORRECTION OF AN ERROR/PRIOR PERIOD RESTATEMENT

During our year-end reconciliation/close-out and subsequent audit, Management discovered that Accounts Payable amounts owed to Vendors and the related expenses incurred were incorrect in 2022. Some vendors had been paid outside of the bank account and directly by the owner which should have been recorded as an addition to the Additional Paid in Capital. In addition, some unpaid vendor invoices were not billed to Accounts Payable. Per ASC 250-10, since the error correction is material and material to financial statements previously issued, Management promptly corrected the errors and restated previously issued financial statements.

Below are tables of the June 30, 2022 accounts impacted by the correction of the error:

	June 30,
	2022 Originally Reported	2022 Restated	Amount of Change
Expenses:
Filing Fees	-	489	(489)
Professional Fees	1,110	8,485	(7,375)
Total Expenses	1,110	8,974	(7,864)

NET LOSS	$(1,110)	(8,974)	7,864

	June 30,
	2022 Originally Reported	2022 Restated	Amount of Change

Accounts Payable	-	4,100	(4,100)
TOTAL LIABILITIES	-	4,100	(4,100)

Common Stock	24,802	24,802	-
Additional Paid in Capital	1,061,408	1,083,697	(22,289)
Accumulated Deficit	(1,086,210)	(1,112,599)	26,389
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	-	(4,100)	4,100
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$-	4,100	(4,100)

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry

NOTE G – INCOME TAX—CONT’D

forwards that expire through 2030. The net operating loss carry forward as of June 30, 2023, is approximately $1,132,000 and as of June 30, 2022, is $1,113,000 approximately. The total deferred tax assets are approximately $238,000 and $234,000 for the years ended June 30, 2023, and June 30, 2022, respectively.

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

NOTE H—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:  No material or subsequent transactions have occurred from the quarter end June 30, 2023 through November 22, 2023.

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

•	Our ability to manage the myriad risks attendant to the mining industry, including risks to life and property, many of which are uninsurable
•	Title risks attendant to properties that we may acquire.
•	Our failure to accurately estimate the amount of reserves on a property and our ability to mine such reserves profitably.
•	Risks associated with navigating governmental regulations and obtaining and maintaining permits required to conduct operations.
•	Costs associated with complying with governmental regulations, including environmental regulations.
•	The impact that changes in federal and state legislation, including changes in mining taxes and royalties payable to governments, could have on our revenues.
•	The impact that regulations and pending legislation involving climate change could have on our ability to operate and on operating costs, which could have a material adverse effect on our business.
•	The impact of weather and other natural events on our operations.
•	Changes in commodity prices.
•	The costs of defending litigation and payments we may be required to make with respect to decisions adverse to us.
•	The lingering economic and social impacts of COVID 19 and our ability to engage and retain qualified contractors and employees as necessary.
•	The impact of inflation on our ability raise capital and on operating costs.

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

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 (unaudited)

During the three ended June 30, 2023 and 2022, we conducted no operations as we focused on identifying mining opportunities. We have no assets and no liabilities and we are not party to any agreement to acquire a mining property or any other assets. We incurred expenses during the 2023 period of $6,650, consisting of payments to professionals in connection with the preparation and filing of reports under the Exchange Act, and experienced a loss in that amount, compared to expenses incurred during the 2022 period of $8,974, consisting of payments to professionals in connection with the preparation and filing of reports under the Exchange Act, and we suffered a loss during the 2022 period of $8,974.

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

Since inception, we have a deficit accumulated of $1,131,779 and cash used in operations of $8,622 at the period ended June 30, 2023.

As of June 30, 2023, we did not have any cash, nor did we have access to capital other than that which may be made available to us by our principal stockholder, Bryan Glass. Mr. Glass is not contractually obligated to provide us with any capital and we cannot assure investors of the extent to which Mr. Glass will continue funding our operations.

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

Contractual Commitments as of June 30, 2023

As of June 30, 2023, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended June 30, 2023 and the report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2023 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,131,779 at June 30, 2023. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. We expect to incur losses for the foreseeable future, even if we acquire a property that has proven reserves. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this Report. We cannot assure you that we will be successful in our operational plans or that the capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to acquire and develop mining properties and investors may lose the entire amount of their investment in the Company.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended March 31, 2023. We do not believe that there has been any significant change in the Company’s critical accounting policies since March 31, 2023.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2023. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

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

RANGER COLD CORP.

Date: November 30, 2023	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

