Form 10-Q
period 2023-09-30
Ranger Gold Corp.
filed 2023-12-14
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

At December 11, 2023, there were 248,020,000 shares of common stock outstanding.

EXPLANATORY NOTE

Restatement of Financial Statements for the Period Ended September 30, 2022

In the course of preparing the financial statements of Ranger Gold Corp. (the “Company”) for the year ended March 31, 2023, management discovered that it failed to record the payment of certain accounts payable (the “Unrecorded Items”) in the audited financial statements for the fiscal year ended March 31, 2022 and in the unaudited financial statements for the three months ended on each of June 30, 2022, which were filed with the Company’s registration statement on Form 10 that went effective under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on August 29, 2022 (the “Form 10”). In addition, the Unrecorded Items were omitted from the unaudited financial statements for the three months ended September 30, 2022 and December 30, 2022, which were filed with quarterly reports on Form 10-Q for the respective periods of such financial statements (the financial statement for the periods ended March 31, 2022 June 30, 2022, September 30, 2022 and December 30, 2022 are referred to collectively as the “Previously Issued Financial Statements”). The Unrecorded Items represented expenses incurred by the Company that were paid directly by management of the Company through personal accounts and not through the Company’s bank account. The failure to record the Unrecorded Items in the Previously Issued Financial Statements resulted in material errors in the Previously Issued Financial Statements and necessitated material changes to the stockholders’ equity section of the balance sheet and the statements of operations of the Previously Issued Financial Statements.

The Board of Directors of the Company (the “Board”) determined that the failure to record these transactions was not the result of fraud but were errors of omission.

The Board, after discussion with management of the Company and Michael Gillespie & Associates, PLLC, the Company’s independent registered public accounting firm, concluded that the Previously Issued Financial Statements should no longer be relied upon and should be restated to correct the errors.

Prior to the date of this report, the Company has filed with the SEC an amendment to the Form 10 and to the 10-Qs as of and for the periods ended September 30, 2022 and December 31, 2022 that included, in each case, financial statements that amend and restate the Previously Issued Financial Statements originally filed with such filings and reports. The Company has filed a quarterly report on Form 10-Q for the period ended June 30, 2023 which includes financial statements that amend and restate the financial statements as of and for the three months ended June 30, 2022.

This quarterly report on Form 10-Q for the six months ended September 30, 2023 includes financial statements that amend and restate the unaudited financial statements as of and for the three and six-month periods ended September 30, 2022. Please see Note F to the unaudited financial statements filed with this Form 10-Q for a discussion of the restatement and the impact on the specific accounts in such unaudited financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ranger Gold Corp.

Balance Sheets

	As of	As of
	September 30, 2023 (Unaudited)	March 31, 2023 (Audited)

CURRENT ASSETS	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	2,243	3,243

TOTAL CURRENT LIABILITIES	2,243	3,243

TOTAL LIABILITIES	2,243	3,243

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 248,020,000 and 248,020,000 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively)	24,802	24,802
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively)	-	-
Additional Paid in Capital	1,110,684	1,097,084
Accumulated Deficit	(1,137,729)	(1,125,129)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(2,243)	(3,243)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022 (Restated)	2023	2022 (Restated)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	-	-
Filing Fees	-	259	-	748
Professional Fees	5,950	3,300	12,600	11,785
Total Expense	5,950	3,559	12,600	12,533
Loss from operations	$(5,950)	$(3,559)	$(12,600)	$(12,533)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	$(5,950)	$(3,559)	$(12,600)	$(12,533)
Weighted average common shares outstanding, basic and fully diluted	248,020,000	248,020,000	248,020,000	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Cash Flows (Unaudited)

	For the Six Months ended September 30,
	2023	2022 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,600)	$(12,533)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(1,000)	2,159
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,600)	(10,374)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions of Capital by Major Shareholder	13,600	10,374
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,600	10,374

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statement of Stockholders' Equity (Unaudited)

For the six months ended

September 30, 2023

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2023	248,020,000	24,802	1,097,084	(1,125,129)	(3,243)

Capital Contribution	-	-	7,650	-	7,650

Net Loss	-	-	-	(6,650)	(6,650)

Balances, June 30, 2023	248,020,000	$24,802	$1,104,734	$(1,131,779)	$(2,243)

Capital Contribution	-	-	5,950	-	5,950

Net Loss	-	-	-	(5,950)	(5,950)

Balances, September 30, 2023	248,020,000	$24,802	1,110,684	(1,137,729)	(2,243)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statement of Stockholders' Equity (Unaudited)

For the six months ended

September 30, 2022 (Restated)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2022	248,020,000	$24,802	$1,078,823	$(1,103,625)	$-

Capital Contributions	-	-	4,874	-	$4,874

Net Loss	-	-	-	(8,974)	$(8,974)

Balances, June 30, 2022	248,020,000	$24,802	$1,083,697	$(1,112,599)	$(4,100)

Capital Contribution	-	-	5,500	-	5,500

Net Loss	-	-	-	(3,559)	(3,559)

Balances, September 30, 2022	248,020,000	$24,802	1,089,197	(11,116,158)	(2,159)

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

NOTE A—BUSINESS ACTIVITY

Ranger Gold Corp. (the “Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada under the name Fenario, Inc. On October 28, 2009, the Company amended its Articles of Incorporation for the purpose of changing the name of the Company from “Fenario, Inc.” to “Ranger Gold Corp.” The Company was dormant from 2013 until late 2018 when Bryan Glass petitioned to become the custodian of the Company and reinstated the Company.  In January of 2019, the courts approved the custodianship, and the Company was reinstated as a corporation in the State of Nevada.  The Company filed a registration statement on Form 10 that went effective under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on August 29, 2022 and the Company has been filing reports under the Exchange Act since. The Company’s year-end is March 31st.

The Company's offices are located at 20 West Park Avenue, Suite 201 Long Beach, NY 11561.

The accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the financial statements.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,137,729 and cash used in operations of $13,600 at the period ended September 30, 2023.

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

Interim filings should be read in conjunction with the Company’s annual report as of March 31, 2023.

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

Revenue Recognition- On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method. The Company adopted this standard using the modified basis effective January 1, 2019 and given the Company's limited revenue, the modified retrospective basis has no material impact on prior years given the limited revenue.

RANGER GOLD CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

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

Deferred Taxes-The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments-The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable-Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2023, and September 30, 2022, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2023, and September 30, 2022.

Stock-Based Compensation-The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

RANGER GOLD CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended September 30, 2023 and September 30, 2022.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2023, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2023 and September 30, 2022.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2023, and September 30, 2022.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $.0001 par value per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 248,020,000 and 248,020,000 as of September 30, 2023, and September 30, 2022, respectively.

During the year ended March 31, 2023, no shares were issued.

During the quarter ended June 30, 2023, no shares were issued.

During the quarter ended September 30, 2023, no shares were issued.

RANGER GOLD CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

NOTE E-CAPITAL STOCK—CONT’D

Capital Contributions

During the six months ended September 30, 2023, $13,600 in capital contributions were made and during the six months ended September 30, 2022, $10,374 in capital contributions were made.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2023, is approximately $1,138,000 and as of September 30, 2022, is $1,116,000 approximately. The total deferred tax assets are approximately $239,000 and $234,000 for the years ended September 30, 2023, and September 30, 2022, respectively.

RANGER GOLD CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

(Unaudited)

NOTE G – INCOME TAX—CONT’D

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

NOTE H—MATERIAL EVENTS/SUBSEQUENT EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:  No material or subsequent transactions have occurred from the quarter end September 30, 2023 through November 22, 2023.

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

Results of Operations for the Three and Six Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022 (unaudited)

During the three months ended September 30, 2023 and 2022, we conducted no operations. At September 30, 2023, we had no assets and had liabilities of $2,243 consisting of accounts payable, compared to the period ended September 30, 2022 at which date we had no assets and had liabilities of $3,243 consisting of accounts payable. During the three months ended September 30, 2023, we incurred expenses of $5,950, consisting of professional fees incurred in connection with the preparation of reports we file with the SEC, and experienced a loss in that amount, compared to the 2022 period in which we incurred expenses of $3,559, consisting of payments to professionals and our EDGAR filing agent in connection with the reports we file with the SEC.

Results of Operations for the Six Months Ended September 30, 2023 Compared to the Six Months Ended September 30, 2022 (unaudited)

During the six months ended September 30, 2023, we incurred expenses of $12,600, consisting of professional fees incurred in connection with the preparation of reports we file with the SEC, and experienced a loss in that amount, compared to the 2022 period in which we incurred expenses of $12,533, consisting of payments to professionals and our EDGAR filing agent, and experienced a loss in that amount.

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

Since inception, we had an accumulated deficit of $1,137,729 and cash used in operations of $13,600 at the period ended September 30, 2023.

As of September 30, 2023, we did not have any cash, nor did we have access to capital other than that which may be made available to us by our principal stockholder, Bryan Glass. Mr. Glass is not contractually obligated to provide us with any capital and we cannot assure investors of the extent to which Mr. Glass will continue funding our operations.

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

Contractual Commitments as of September 30, 2023

As of September 30, 2023, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2023 and the report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2023 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,137,729 at September 30, 2023. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

RANGER COLD CORP.

Date: December 14, 2023	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

