Form 10-Q
period 2023-12-31
Ranger Gold Corp.
filed 2024-02-26
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

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

At February 23, 2024, there were 248,020,000 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Ranger Gold Corp.
Balance Sheets

	As of	As of
	December 31, 2023 (Unaudited)	March 31, 2023 (Audited)

CURRENT ASSETS	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	2,243	3,243

TOTAL CURRENT LIABILITIES	2,243	3,243

TOTAL LIABILITIES	2,243	3,243

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 248,020,000 and 248,020,000 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively)	24,802	24,802
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively)	-	-
Additional Paid in Capital	1,134,659	1,097,084
Accumulated Deficit	(1,161,704)	(1,125,129)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(2,243)	(3,243)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022 (Restated)	2023	2022 (Restated)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	-	-
Filing Fees	-	-	-	748
Professional Fees	23,975	3,600	36,575	15,385
Total Expense	23,975	3,600	36,575	16,133
Loss from operations	$(23,975)	$(3,600)	$(36,575)	$(16,133)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	$(23,975)	$(3,600)	$(36,575)	$(16,133)
Weighted average common shares outstanding, basic and fully diluted	248,020,000	248,020,000	248,020,000	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Cash Flows (Unaudited)

	For the Nine Months ended December 31,
	2023	2022 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,575)	$(16,133)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(1,000)	2,159
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(37,575)	(13,974)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions of Capital by Major Shareholder	37,575	13,974
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,575	13,974

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity (Unaudited)
For the Nine Months Ended
December 31, 2023

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2023	248,020,000	24,802	1,097,084	(1,125,129)	(3,243)

Capital Contribution	-	-	7,650	-	7,650

Net Loss	-	-	-	(6,650)	(6,650)

Balances, June 30, 2023	248,020,000	$24,802	$1,104,734	$(1,131,779)	$(2,243)

Capital Contribution	-	-	5,950	-	5,950

Net Loss	-	-	-	(5,950)	(5,950)

Balances, September 30, 2023	248,020,000	24,802	1,110,684	(1,137,729)	(2,243)

Capital Contribution	-	-	23,975	-	23,975

Net Loss	-	-	-	(23,975)	(23,975)

Balances, December 31, 2023	248,025,714	24,802	1,134,659	(1,161,704)	(2,243)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity
For the Nine Months Ended
December 31, 2022 (Unaudited and Restated)

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

The results for the three months ended December 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2023 and for the related periods presented.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,161,704 and cash used in operations of $37,575 at the period ended December 31, 2023.

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

Cash and Cash Equivalents- For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2023, and December 31, 2022, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2023, and December 31, 2022.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended December 31, 2023 and December 31, 2022.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2023, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2023 and December 31, 2022.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2023, and December 31, 2022.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $.0001 par value per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $.0001 par value per share.

NOTE E-CAPITAL STOCK—CONT’D

Total issued and outstanding shares of common stock is 248,020,000 and 248,020,000 as of December 31, 2023, and December 31, 2022, respectively.

During the year ended March 31, 2023, no shares were issued.

During the quarter ended June 30, 2023, no shares were issued.

During the quarter ended September 30, 2023, no shares were issued.

During the quarter ended December 31, 2023, no shares were issued.

Capital Contributions

During the nine months ended December 31, 2023, $37,575 in capital contributions were made and during the nine months ended December 31, 2022, $13,974 in capital contributions were made.

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

Below are tables of the December 31, 2022 accounts impacted by the correction of the error:

	December 31,
	2022 Originally Reported	2022 Restated	Amount of Change
Expenses:
Filing Fees	627	748	(121)
Professional Fees	11,535	15,385	(3,790)
Total Expenses	12,162	16,133	(3,911)
NET LOSS	(12,162)	(16,133)	3,971

	December 31,
	2022 Originally Reported	2022 Restated	Amount of Change
Accounts Payable	-	2,159	(2,159)
TOTAL LIABILITIES	-	2,159	(2,159)

Common Stock	24,802	24,802	-
Additional Paid in Capital	1,072,460	1,092,797	(20,337)
Accumulated Deficit	(1,097,262)	(1,119,758)	22,496
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	(2,159)	2,159
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	-	-	-

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2023, is approximately $1,162,000 and as of December 31, 2022, is $1,120,000 approximately. The total deferred tax assets are approximately $244,000 and $235,000 for the years ended December 31, 2023, and December 31, 2022, respectively.

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

NOTE H—SUBSEQUENT EVENTS/MATERIAL EVENTS

On January 1, 2024, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $50,000 (the “Drawdown Note”). The Drawdown Note bears interest at the rate of 2% per year and matures on December 31, 2028. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied. BGS is entitled to approve or decline an advance of all or a portion of the drawdown request. As of the date of this report, the Company had borrowed $2,250 under the Drawdown Note.

Except as described above, since the close of the period covered by the financial statements of which these notes form a part, there have been no material or subsequent transactions since the close of the period covered by this report through February 23, 2024.

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

Results of Operations for the Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022 (unaudited, as restated)

During the three months ended December 31, 2023 and 2022, we conducted no substantive business operations. During the period, we focused on qualifying our class of common stock for registration under the Exchange Act and planning for future operations.

As of December 31, 2023 and 2022, we had no assets and liabilities of $2,243. We incurred expenses during the three-month period ending December 31, 2023 of $23,975, consisting of payments to professionals in connection with satisfying our reporting requirements under the Exchange Act, and experienced a loss of $23,975. During the three-month period ended December 31, 2022, we incurred expenses of $3,600, consisting of payments to professionals in connection with the preparation and filing of reports under the Exchange Act, and experienced a loss of $3,600.

Results of Operations for the Nine Months Ended December 31, 2023 Compared to the Nine Months Ended December 31, 2022 (unaudited)

During the nine months ended December 31, 2023 and 2022, we conducted no substantive business operations. As of December 31, 2023 and 2022, we had no assets and liabilities of $2,243.

During the nine months ended December 31, 2023, we incurred expenses $36,575, consisting of payments to professionals in connection with satisfying our reporting requirements under the Exchange Act, and suffered a loss of $36,575. During the nine-month period ended December 31, 2022, we incurred expenses of $15,385, consisting principally of payments to professionals in connection with the preparation and filing of reports under the Exchange Act, and experienced a loss of $15,385.

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

Since inception, we have a deficit accumulated of $1,161,704 and have used $37,575 in operations during the period January 2019, when current management assumed control of the Corporation, through December 31, 2023.

As of December 31, 2023, we did not have any cash or other liquid assets. On January 1, 2024, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $50,000 (the “Drawdown Note”). The Drawdown Note bears interest at the rate of 2% per year and matures on December 31, 2028. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied. BGS is entitled to approve or decline an advance of all or a portion of the drawdown request. As of the date of this report, the Company has borrowed $2,250 under the Drawdown Note.

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

Contractual Commitments as of December 31, 2023

As of December 31, 2023, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended December 31, 2023. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended December 31, 2023 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

10.1	Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. dated January 1, 2024.
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

___________________

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

RANGER GOLD CORP.

Date: February 26, 2024	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

