Form 10-Q/A
period 2023-12-31
Ranger Gold Corp.
filed 2024-07-09
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Ranger Gold Corp. (“we,” “us” or the “Company”) is filing this Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the period ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”), on February 26, 2024 (the “Original Filing”), to restate our unaudited financial statements as of and for the three and nine months ended December 31, 2023.

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

In the course of preparing the financial statements of the Company for the year ended March 31, 2024, management determined that the amount of the Unrecorded Items reached the materiality threshold for the three and nine months ended December 31, 2023. Accordingly, the Board, after discussion with management of the Company and Michael Gillespie & Associates, PLLC, the Company’s independent registered public accounting firm, concluded that the financial statements for the period ended December 31, 2023 should no longer be relied upon and should be restated to correct the errors.

The Company is restating in this Form 10-Q/A its unaudited financial statements as of and for the three and nine months ended December 31, 2023. Please see Note F to the unaudited financial statements as of and for the three and nine months ended December 31, 2023 included in this Form 10-Q/A for a discussion of the restatement and the impact on the specific accounts.

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

Internal Control and Disclosure Controls Considerations

In Item 4 of Part I of the Original Filing, “Controls and Procedures,” management of the Company concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure in such reports due to the Company’s limited resources and inability to provide for multiple levels of transaction review. The conclusions of management as to the effectiveness of the Company’s disclosure controls and procedures have not changed since the date of the Original Filing and, accordingly, no changes have been made to Item 4 of Part I of the Original Filing in this Form 10-Q/A. The weaknesses in internal control described in the Original Filing, which were a result of the Company’s limited internal resources and lack of ability to have multiple levels of transaction review, including a review of those payments comprising the Unrecorded Expenses, continue to be weaknesses in the Company’s internal controls.

Items Amended In This Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1. Interim Financial Statements (Unaudited).

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Ranger Gold Corp.

Balance Sheets

	As of
	December 31, 2023 (Unaudited and Restated)	As of March 31, 2023 (Audited)

CURRENT ASSETS	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	2,243	3,243

TOTAL CURRENT LIABILITIES	2,243	3,243

TOTAL LIABILITIES	2,243	3,243

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 248,020,000 and 248,020,000 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively)	24,802	24,802
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively)	-	-
Additional Paid in Capital	1,137,951	1,097,084
Accumulated Deficit	(1,164,996)	(1,125,129)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(2,243)	(3,243)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023 (Restated)	2022 (Restated)	2023 (Restated)	2022 (Restated)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	-	-
Filing Fees	2,134	-	2,292	748
Professional Fees	23,975	3,600	37,575	15,385
Total Expense	26,109	3,600	39,867	16,133
Loss from operations	$(26,109)	$(3,600)	$(39,867)	$(16,133)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	$(26,109)	$(3,600)	$(39,867)	$(16,133)
Weighted average common shares outstanding, basic and fully diluted	248,020,000	248,020,000	248,020,000	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Cash Flows (Unaudited)

	For the Nine Months ended December 31,
	2023 (Restated)	2022 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,867)	$(16,133)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(1,000)	2,159
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(40,867)	(13,974)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions of Capital by Major Shareholder	40,867	13,974
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,867	13,974

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statement of Stockholders' Equity

For the Nine Months Ended

December 31, 2023 (Unaudited and Restated)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2023	248,020,000	24,802	1,097,084	(1,125,129)	(3,243)

Capital Contribution	-	-	8,725	-	8,725

Net Loss	-	-	-	(7,725)	(7,725)

Balances, June 30, 2023	248,020,000	$24,802	$1,105,809	$(1,132,854)	$(2,243)

Capital Contribution	-	-	6,033	-	6,033

Net Loss	-	-	-	(6,033)	(6,033)

Balances, September 30, 2023	248,020,000	24,802	1,111,842	(1,138,887)	(2,243)

Capital Contribution	-	-	26,109	-	26,109

Net Loss	-	-	-	(39,867)	(26,109)

Balances, December 31, 2023	248,025,714	24,802	1,137,951	(1,164,996)	(2,243)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,164,996 and cash used in operations of $40,867 at the period ended December 31, 2023.

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

Capital Contributions

During the nine months ended December 31, 2023, $40,867 in capital contributions were made and during the nine months ended December 31, 2022, $13,974 in capital contributions were made.

NOTE F—CORRECTION OF AN ERROR/PRIOR PERIOD RESTATEMENT

During our 2022 fiscal year-end reconciliation/close-out and subsequent audit, Management discovered that Accounts Payable amounts owed to Vendors and the related expenses incurred were incorrect in 2022. Some vendors had been paid outside of the bank account and directly by the owner which should have been recorded as an addition to the Additional Paid in Capital. In addition, some unpaid vendor invoices were not billed to Accounts Payable. Per ASC 250-10, since the error correction is material and material to financial statements previously issued, Management promptly corrected the errors and restated previously issued financial statements.

Below are tables of the December 31, 2022 accounts impacted by the correction of the error:

	For the Nine Months Ended December 31,
Statement of Operations:	2022 Originally Reported	2022 Restated	Amount of Change
Expenses:
Filing Fees	627	748	(121)
Professional Fees	11,535	15,385	(3,790)
Total Expenses	12,162	16,133	(3,911)
NET LOSS	(12,162)	(16,133)	3,971

	As of December 31,
Balance Sheet:	2022 Originally Reported	2022 Restated	Amount of Change
Accounts Payable	-	2,159	(2,159)
TOTAL LIABILITIES	-	2,159	(2,159)

Common Stock	24,802	24,802	-
Additional Paid in Capital	1,072,460	1,092,797	(20,337)
Accumulated Deficit	(1,097,262)	(1,119,758)	22,496
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	(2,159)	2,159
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	-	-	-

Fiscal Year 2023

During our most recent reconciliation/close-out and subsequent audit, Management discovered that amounts paid and owed to Vendors and the related expenses incurred were incorrect in 2023.  Expenses paid by the owner, which should have been recorded as expenses and as an addition to Accounts Payable and Paid in Capital Contributions were not properly posted.  Per ASC 250-10, since the error correction is material and material to financial statements previously issued, Management is promptly correcting the errors and restating previously issued financial statements.

	For the nine months ended December 31,
Statement of Operations:	2023 Originally Reported	2023 Restated	Amount of Change
Expenses:
Filing Fees	-	2,292	(2,292)
Professional Fees	36,575	37,575	(1,000)
Total Expenses	36,575	39,867	(3,292)

NET LOSS	(36,575)	(39,867)	3,292

Balance Sheet:	As of December 31,
	2023 Originally Reported	2023 Restated	Amount of Change
Common Stock	24,802	24,802	-
Additional Paid in Capital	1,134,659	1,137,951	3,292
Accumulated Deficit	(1,161,704)	(1,164,996)	3,292
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(2,243)	(2,243)	-

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2023, is approximately $1,165,000 and as of December 31, 2022, is $1,120,000 approximately. The total deferred tax assets are approximately $245,000 and $235,000 for the years ended December 31, 2023, and December 31, 2022, respectively.

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

NOTE H—SUBSEQUENT EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, there have been no material or subsequent transactions since the close of the period covered by this report through July 3, 2024.

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

As of December 31, 2023, we had no assets and liabilities of $21,993. We incurred expenses during the three-month period ending December 31, 2023 of $26,109, consisting of payments to professionals in connection with satisfying our reporting requirements under the Exchange Act, and experienced a loss of $26,109. During the three-month period ended December 31, 2022, we incurred expenses of $3,600, consisting of payments to professionals in connection with the preparation and filing of reports under the Exchange Act, and experienced a loss of $3,600.

Results of Operations for the Nine Months Ended December 31, 2023 Compared to the Nine Months Ended December 31, 2022 (unaudited)

During the nine months ended December 31, 2023 and 2022, we conducted no substantive business operations. As of December 31, 2023, we had no assets and liabilities of $3,243.

During the nine months ended December 31, 2023, we incurred expenses $39,867, consisting of payments to professionals in connection with satisfying our reporting requirements under the Exchange Act, and suffered a loss of $39,867. During the nine-month period ended December 31, 2022, we incurred expenses of $16,133, consisting principally of payments to professionals in connection with the preparation and filing of reports under the Exchange Act, and experienced a loss of $16,133.

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

Since inception, we have a deficit accumulated of $1,164,996 and have used $21,117 in operations during the period January 2019, when current management assumed control of the Corporation, through December 31, 2023.

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

RANGER GOLD CORP.

Date: July 9, 2024	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

