Form 10-K
period 2024-03-31
Ranger Gold Corp.
filed 2024-07-30
CIK 1434740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2023 was approximately $0.

At July 26, 2024, there were 242,669,234 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Throughout this Annual Report on Form 10-K (this “Annual Report”), we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	Our ability to obtain financing as and when needed on acceptable terms.
•	Our management’s inexperience in the mining industry.
•	The difficulties we will encounter in identifying and completing due diligence on mining properties and negotiating deals to acquire mining properties at attractive valuations.
•	Our ability to manage the myriad risks attendant to the mining industry, including risks to life and property, many of which are uninsurable, if and when we acquire an interest in a mining property.
•	Title risks attendant to properties that we may acquire.
•	Our failure to accurately estimate the amount of reserves on a property and our ability to mine such reserves profitably, if and when we acquire an interest in a mining property.
•	Risks associated with navigating governmental regulations and obtaining and maintaining permits required to conduct operations.
•	Costs associated with complying with governmental regulations, including environmental regulations.
•	The impact that changes in federal and state legislation, including changes in mining taxes and royalties payable to governments, could have on our operations and revenues.
•	The impact that regulations and pending legislation involving climate change could have on our ability to operate and on operating costs, which could have a material adverse effect on our business.
•	The impact of weather and other natural events on our operations.
•	Changes in commodity prices.
•	The costs of defending litigation and payments we may be required to make with respect to decisions adverse to us.
•	The lingering economic and social impacts of COVID 19 and our ability to retain qualified contractors and employees.
•	The impact of inflation on our ability raise capital and on operating costs.

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

In 2009, the founder of the healthcare software business transferred his interest in the Company to a third party who shifted the Company’s focus to mining activities. From 2009 to 2013, the Company acquired rights to mining properties in the western United States but never engaged in mining operations.

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

Business Strategy

General

We are a natural resource company with an objective of acquiring, exploring and developing natural resource properties in the United States. For purposes of this Annual Report, the term “acquire” means the outright purchase of property or the lease, license, claim (whether patented or unpatented) or other use agreement which provides us the real property rights, other interests in land, including mining and surface rights, easements, and rights of way and options to conduct mining operations on real property. We may acquire, develop and operate mining properties either alone or with partners. We are continuing the mining business strategy adopted by prior management of the Company. Our primary focus in the natural resource sector is gold, though we may acquire rights to properties that may have reserves of other types of minerals. The Company currently does not hold rights in any mining properties and does not engage in any substantive business operations or generate revenue from any sources. The search for valuable natural resources as a business is extremely risky and capital-intensive. Our ability to achieve our objective is predicated on our ability to raise funds to finance our operations. We can provide investors with no assurance that we will obtain financing to commence operations and acquire a property or that we will produce commercially exploitable reserves from any property we may acquire.

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

As described elsewhere throughout this Annual Report, our business and strategy are speculative and subject to many risks, including our lack of capital; the absence of employees or consultants that have any experience in the mining industry; the substantial risks associated with mining operations; environmental factors; competitive risks; and regulatory risks, among others. We expect significant regulatory changes to the mining industry and the laws regulating the industry, especially environmental laws. We urge investors to consider the risks pertaining to our business carefully before investing in our Company.

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

The U.S. government values the mining industry for its production of domestic raw materials and strategic minerals, and high-wage jobs. Federal, state and local governments receive billions of dollars annually in taxes, royalties and fees from the mining industry. According to the Mineral Commodity Summaries 2022 published by the U.S. Geological Survey, or USGS, U.S. mines produced approximately $98.2 billion in nonfuel mineral commodity production, including industrial minerals and natural aggregates as well as ferrous and nonferrous metals. U.S. metal mine production in 2021 was estimated to be $34.7 billion, 3% higher than in 2019. The principal contributors to the total value of metal mine production in 2020 were copper (33%), gold (28%), iron ore (15%), zinc (9%) and molybdenum (5%).

The exploration for and development of mineral deposits is capital intensive and may extend over a long identification, development and production horizon. Few properties are ultimately developed into producing mines. To the extent that we identify a property that demonstrates proven reserves, we may enter into joint ventures with “mid-tier” and large “senior” mining companies to develop the property or sell or lease the property to a major mining company, which could provide a nearer term return on investment for our Company and stockholders and provide us with capital to fund future operations.

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

Patented mining claims are claims that were staked on federal (public) lands under the General Mining Law, and through application and approval, the owners were granted full private ownership of the surface and subsurface estate by the passage of title from the federal government to the claimant, making it private land. A mineral patent gives the owner exclusive title to the locatable minerals. It also gives the owner title to the surface and other resources. Companies like ours can acquire these lands for exploration and mining by leasing or purchasing it from the owners. Purchasing or leasing a patented mining claim provides the same benefits as any other privately-held real property owner. Generally, there are no restrictions on the use of the land except as may otherwise be imposed on the property by other laws. -+In 1994, Congress imposed a moratorium on any new mineral patent applications, leaving unpatented mining claims as the primary method by which new mining rights may be acquired on federal lands.

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

Private fee lands are lands that are controlled by fee-simple title (in which the land is owned without any limitations or conditions) by private individuals or entities. We can take control of these lands for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner.

Tribal lands are those lands that are under the control of sovereign Native American tribes. Areas that show promise for exploration and mining can be leased from or joint ventured with the tribe controlling the land.

Types of Mine Claims and Mining Activities

There are two types of mining claims, lode and placer. Lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in-place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume but low-grade disseminated metallic deposits. Placer claims comprise all mineral deposits not subject to lode claims. Originally, these included only deposits of unconsolidated materials, such as sand and gravel, containing free gold or other minerals, such as appear in river beds.

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

Placer mining is used to recover minerals from sediments in present-day river channels, beach sands, or ancient stream deposits. More than half of the world’s titanium comes from placer mining of beach dunes and sands. In placer operations, the mined material is washed and sluiced to concentrate and separate the heavier minerals.

Sourcing Deals

There are many resources from which to source and evaluate potential mining properties, including online directories of mining properties and claims for sale. We may place claims wanted ads in appropriate industry journals and publications. We also expect to consult with industry professionals and geologists for leads for properties.

Properties listed for sale on the various internet sites provide varying degrees of information about the property. Some listings provide detailed geological reports and mining histories, including the location, size and scope of the property; the type of the minerals historically extracted; the types of permits that have been issued, if any; the amount of minerals extracted over a given time period; the amount of minerals extracted per ton mined; the extent of development of mining operations, such as the existence of mill sites and other buildings erected at the site; ownership provenance of the property; and other geological, environmental and legal features pertinent to the site. This information allows an interested party to prescreen prospective properties that fall within its acquisition criteria.

In all events, prior to acquiring a property, we will engage qualified consultants to conduct the professional due diligence required to evaluate and appraise a site, as more fully described below under the heading “—Due Diligence.”

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

Competition

The precious metal mining industry is intensely competitive and is dominated by a few very large “senior mining” companies with global operations that focus on building and operating mines to extract mineral deposits, and a fragmented range of other mining companies of varying sizes which typically focus on the early stages of mining development (exploration, discovery, resource definition, and scoping), where the bulk of their efforts are directed at drilling and other exploration activities to better define potentially mineable resources in the ground. Frequently, junior and other smaller mining companies partner with senior mining companies that are better capitalized to develop and bring properties into production.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and, therefore, we are not required to provide the information required by this item.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not listed or quoted on any exchange or over the counter medium.

Holders

As of July 5, 2024, we had 36 record holders and 242,669,234 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities during the fiscal year ended March 31, 2024.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a natural resource company with an objective of acquiring, exploring and developing natural resource properties in the United States. Our primary focus in the natural resource sector is gold, though we may acquire rights to properties that may have reserves of other types of minerals. Our acquisition of a property may take the form of the outright purchase of property or the lease, license, claim (whether patented or unpatented) or other use agreement which provides us with the real property rights, other interests in land, including mining and surface rights, easements, and rights of way and options to conduct mining operations on real property. We currently do not hold rights in any mining properties and do not engage in any substantive business operations or generate revenue from any sources. The nature and percent of the interest we acquire in a property will depend on several variables, including the amount of capital we possess.

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

The search for valuable natural resources as a business is extremely risky and capital-intensive. Our ability to achieve our objective is predicated on, among other things, our ability to raise funds to finance the acquisition of one or more mining properties, the completion of adequate due diligence and commencement of mining operations. We can provide investors with no assurance that we will obtain financing to acquire a property and commence operations or that we will exploit commercial quantities of minerals from any property we may acquire.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had no assets, total liabilities of $2,160 and had a deficit accumulated of $1,169,066, compared to the year ended March 31, 2023 in which we had no assets, total liabilities of $3,243 and had a deficit accumulated of $1,125,129.

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

Over the next twelve months, we expect to incur costs and expenses related to:

•	identifying and conducting due diligence on mining properties in the U.S.;

•	maintaining our corporate existence, such as annual fees due to the State of Nevada; and

•	filing periodic reports under the Exchange Act including filing and professional fees.

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

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Ranger Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ranger Gold Corp. as of March 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID 6104

Vancouver, Washington

July 29, 2024

Ranger Gold Corp.

Balance Sheets

	As of	As of
	March 31, 2024	March 31, 2023

CURRENT ASSETS	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	-	3,243

TOTAL CURRENT LIABILITIES	-	3,243

TOTAL LIABILITIES	-	3,243

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 248,020,000 and 248,020,000 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively)	24,802	24,802
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively)	-	-
Additional Paid in Capital	1,144,488	1,097,084
Accumulated Deficit	(1,169,290)	(1,125,129)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	(3,243)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Operations

	For the Years Ended March 31,
	2024	2023

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Filing Fees	4,196	2,404
Professional Fees	42,125	19,100
Total Expense	46,321	21,504
Loss from operations	$(46,321)	$(21,504)
Other Income/Loss
Income on Extinguishment of Debt	$2,160	$-
Provision for Income Taxes	$-	$-
NET LOSS	$(44,161)	$(21,504)

Weighted average common shares outstanding, basic and fully diluted	248,020,000	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Cash Flows

	For the Years Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,321)	$(21,504)

Income on Extinguishment of Debt	2,160	-

Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(3,243)	3,243
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(47,404)	(18,261)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions of Capital by Major Shareholder	47,404	18,261
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	47,404	18,261

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statement of Stockholders' Equity

For the Year Ended

March 31, 2024

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2023	248,020,000	24,802	1,097,084	(1,125,129)	(3,243)

Capital Contribution	-	-	8,725	-	8,725

Net Loss	-	-	-	(7,725)	(7,725)

Balances, June 30, 2023	248,020,000	$24,802	$1,105,809	$(1,132,854)	$(2,243)

Capital Contribution	-	-	6,033	-	6,033

Net Loss	-	-	-	(6,033)	(6,033)

Balances, September 30, 2023	248,020,000	24,802	1,111,842	(1,138,887)	(2,243)

Capital Contribution	-	-	26,109	-	26,109

Net Loss	-	-	-	(26,109)	(26,109)

Balances, December 31, 2023	-	24,802	1,137,951	(1,164,996)	(2,243)

Capital Contribution	-	-	6,537	-	6,537

Net Loss	-	-	-	(4,294)	(4,294)

Balances, March 31, 2024	248,025,714	24,802	1,144,488	(1,169,290)	-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statement of Stockholders' Equity

For the Year Ended

March 31, 2023

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2022	248,020,000	24,802	1,078,823	(1,103,625)	-

Capital Contribution	-	-	4,874	-	4,874

Net Loss	-	-	-	(8,974)	(8,974)

Balances, June 30, 2022	248,020,000	24,802	1,083,697	(1,112,599)	(4,100)

Capital Contribution	-	-	5,500	-	5,500

Net Loss	-	-	-	(3,559)	(3,559)

Balances, September 30, 2022	248,020,000	24,802	1,089,197	(1,116,158)	(2,159)

Capital Contribution	-	-	3,600	-	3,600

Net Loss	-	-	-	(3,600)	(3,600)

Balances, December 31, 2022	248,020,000	24,802	1,092,797	(1,119,758)	(2,159)

Capital Contribution	-	-	4,287	-	4,287

Net Loss	-	-	-	(5,371)	(5,371)

Balances, March 31, 2023	248,020,000	24,802	1,097,084	(1,125,129)	(3,243)

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,169,290 and cash used in operations of $47,404 at the period ended March 31, 2024.

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

To address these issues, management has undertaken the following initiatives:  1) enter into discussions to secure additional equity funding from current or new shareholders; 2) undertake a program to continue to monitor the Company’s ongoing working capital requirements and minimize expenditure commitments; 3) continue to focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements included herein were prepared under Generally Accepted Accounting Principles (GAAP).

All adjustments have been made which in the opinion of management are necessary, normal, and recurring in nature for presentation.

Interim filings should be read in conjunction with the Company’s annual report as of March 31, 2024.

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

RANGER GOLD CORP

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2024, and March 31, 2023, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2024 and March 31, 2023.

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

RANGER GOLD CORP

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended March 31, 2024 and March 31, 2023.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2024, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2024 and March 31, 2023.

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

RANGER GOLD CORP

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2024, and March 31, 2023.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock at $.0001 par value per share.

The Company is authorized to issue 5,000,000 shares of preferred stock at $.0001 par value per share.

Total issued and outstanding shares of common stock is 248,020,000 and 248,020,000 as of March 31, 2024, and March 31, 2023, respectively.

During the year ended March 31, 2023, no shares were issued.

During the year ended March 31, 2024, no shares were issued.

Capital Contributions

During the year ended March 31, 2024, $47,404 in capital contributions were made and during the year ended March 31, 2023, $18,261 in capital contributions were made.

NOTE F – WRITE OFF OF PAYABLES

During the 4th quarter of 2024, management discovered that amounts owed to the preceding CPA for review and audit work performed in prior years was recently subject to sanctions by the PCAOB.  These sanctions prevent the CPA from collecting fees for work performed.  Therefore, the Company made the decision to write-off the Payable totaling $2,160. As of March 31, 2024, the write-off of the $2,160 resulted in a Gain on Extinguishment of Debt which was reported on the Statement of Operations for the year ended March 31, 2024 —per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers the extinguishment of the debt to an unrelated party results in a Gain on Extinguishment of Debt which has been reported on the Statement of Operations.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2024, is approximately $1,169,000 and as of March 31, 2023, was approximately $1,125,000. The total deferred tax assets are approximately $245,000 and $236,000 for the years ended March 31, 2024, and March 31, 2023, respectively.

RANGER GOLD CORP

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

NOTE G – INCOME TAX

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

NOTE H—MATERIAL EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred: Amounts totaling $9,125 have been paid in capital contributions from the year end March 31, 2024 through July 10, 2024.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2024.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our officers and directors as of the date of this Annual Report:

Name	Age	Title
Bryan Glass	48	President, Chief Financial Officer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and announcements of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent of stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe all required Section 16(a) reports were made during 2023.

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

Meetings of the Board

During fiscal 2024, our Board did not hold any in-person or telephonic meetings nor did it act by written consent.

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

Nomination Process

During the 2024 fiscal year, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If stockholders wish to recommend candidates directly to our Board, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report.

Director Compensation

Our current director does not receive separate compensation for his service on our Board. Our Board has the authority to fix the compensation of directors. We do not intend to pay employee directors a separate fee for their Board services.

No compensation was paid to our director for his service as a director during the year ended March 31, 2024.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended March 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended March 31, 2023 and 2024 for our principal executive officer who also serves as our principal financial officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bryan Glass, President and	2024	0	0	0	0	0	0	0	0
Chief Executive Officer	2023	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of March 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Michael Gillespie & Associates, PLLC for the fiscal years ended March 31, 2023 and 2024.

	2023	2024

Audit Fees	$8,200	$8,200

Audit-Related Fees	9,850	9,850

Tax Fees

All Other Fees

Total	$18,050	$18,050

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

RANGER GOLD CORP

July 30, 2024	By:	/s/ Bryan Glass
Bryan Glass
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Glass	President, Chief Executive Officer, principal executive officer and	July 30, 2024
Bryan Glass	principal financial and accounting officer

