Form 10-Q
period 2024-06-30
Ranger Gold Corp.
filed 2024-08-19
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

(516) 442-1883

Issuer’s telephone number

________________________________________________________

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

At August 19, 2024, there were 248,020,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ranger Gold Corp.
Balance Sheets

	As of	As of
	June 30, 2024 (Unaudited)	March 31, 2024 (Audited)

CURRENT ASSETS	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	256	-

TOTAL CURRENT LIABILITIES	256	-

TOTAL LIABILITIES	256	-

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 248,020,000 and 248,020,000 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively)	24,802	24,802
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively)	-	-
Additional Paid in Capital	1,151,781	1,144,488
Accumulated Deficit	(1,176,839)	(1,169,290)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(256)	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

 The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Operations

	For the Three Months Ended June 30,
	2024 (Unaudited)	2023 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Filing Fees	1,089	75
Professional Fees	6,460	7,650
Total Expense	7,549	7,725
Loss from operations	$(7,549)	$(7,725)
Other Income/(Loss)
Income on Extinguishment of Debt	$-	$-
Provision for Income Taxes	$-	$-
NET LOSS	$(7,549)	$(7,725)

Weighted average common shares outstanding, basic and fully diluted	248,020,000	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

 The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Cash Flows

	For the Three Months Ended June 30,
	2024 (Unaudited)	2023 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,549)	$(7,725)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	256	(1,000)
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,293)	(8,725)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Contributions of Capital by Major Shareholder	7,293	8,725
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,293	8,725

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

 The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity
For the Three Months Ended
June 30, 2024 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2024	248,020,000	24,802	1,144,488	(1,169,290)	-

Capital Contribution	-	-	7,293	-	7,293

Net Loss	-	-	-	(7,549)	(7,549)

Balances, June 30, 2024	248,020,000	$24,802	$1,151,781	$(1,176,839)	$(256)

 The accompanying notes are an integral part of these financial statements.

5

Ranger Gold Corp.
Statement of Stockholders' Equity
For the Three Months Ended
June 30, 2023 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2023	248,020,000	24,802	1,097,084	(1,125,129)	(3,243)

Capital Contribution	-	-	8,725	-	8,725

Net Loss	-	-	-	(7,725)	(7,725)

Balances, June 30, 2023	248,020,000	24,802	1,105,809	(1,132,854)	(2,243)

 The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP

NOTES TO THE FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,176,839 and cash used in operations of $7,293 at the period ended June 30, 2024.

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

AS OF JUNE 30, 2024

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2024, and June 30, 2023, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2024 and June 30, 2023.

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

AS OF JUNE 30, 2024

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended June 30, 2024 and June 30, 2023.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2024, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2024 and June 30, 2023.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2024, and June 30, 2023.

RANGER GOLD CORP

NOTES TO THE FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

NOTE E-CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $0.0001 par value per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 248,020,000 and 248,020,000 as of June 30, 2024, and June 30, 2023, respectively.

During the quarter ended June 30, 2023, no shares were issued.

During the quarter ended June 30, 2024, no shares were issued.

Capital Contributions

During the quarter ended June 30, 2024, $7,293 in capital contributions were made and during the quarter ended June 30, 2023, $8,725 in capital contributions were made.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2024, is approximately $1,176,000 and as of June 30, 2023, is $1,133,000 approximately. The total deferred tax assets are approximately $247,000 and $238,000 for the quarters ended June 30, 2024, and June 30, 2023, respectively.

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

NOTE H—MATERIAL EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:  Amounts totaling $2,265 were paid in capital contributions for the Company expenses from the period end June 30, 2024 through August 16, 2024.

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

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 (unaudited)

During the three months ended June 30, 2024 and 2023, we conducted no operations as we focused on identifying mining opportunities. We have no assets and no liabilities and we are not party to any agreement to acquire a mining property or any other assets. We incurred expenses during the 2024 period of $7,549, consisting of payments to professionals in connection with the preparation and filing of reports under the Exchange Act, and experienced a loss in that amount, compared to expenses incurred during the 2023 period of $7,725, consisting of payments to professionals in connection with the preparation and filing of reports under the Exchange Act, and we suffered a loss during the 2023 period of $7,725.

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

Since inception, we have a deficit accumulated of $1,176,839 and cash used in operations of $7,293 at the period ended June 30, 2024.

As of June 30, 2024, we did not have any cash, nor did we have access to capital other than that which may be made available to us by our principal stockholder, Bryan Glass. Mr. Glass is not contractually obligated to provide us with any capital and we cannot assure investors of the extent to which Mr. Glass will continue funding our operations.

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

Contractual Commitments as of June 30, 2024

As of June 30, 2024, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended June 30, 2024 and the report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2023 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,176,839 at June 30, 2024. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. We expect to incur losses for the foreseeable future, even if we acquire a property that has proven reserves. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this Report. We cannot assure you that we will be successful in our operational plans or that the capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to acquire and develop mining properties and investors may lose the entire amount of their investment in the Company.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended March 31, 2024. We do not believe that there has been any significant change in the Company’s critical accounting policies since March 31, 2024.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2024. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

RANGER COLD CORP.

Date: August 19, 2024	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

