Form 10-K/A
period 2024-03-31
Ranger Gold Corp.
filed 2024-12-17
CIK 1434740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Ranger Gold Corp. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended March 31, 2024(the “Original Filing”), originally filed with the Securities and Exchange Commission on July 30, 2024 (the “Original Filing Date”). This Amendment is being filed solely to: (1) include this Explanatory Note and a signature page; (2) to amend the principal stockholders table appearing in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters originally set forth in the Original Filing to include a holder of 25,000,000 shares, or approximately 10.08%, of the Company’s common stock; (3) file Exhibits 31.1 and 31.2 to this Amendment; and (4) revise Part IV, Item 15. Exhibits to reflect filing of Exhibits 31.1 and 31.2 with this Amendment.

Except as described above, no other amendments are being made to the Original Filing. This Amendment does not reflect events occurring after the Original Filing Date or modify or update the disclosure contained in the Original Report in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the Securities and Exchange Commission.

Because no financial statements are included with this Amendment, paragraph 3 of the certifications in Exhibits 31.1 and 31.2 has been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Item 12, as amended by this Amendment, reads in its entirety as follows.

2

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Annual Report on Form 10-K/A, certain information regarding beneficial ownership of our common stock by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of our directors and officers; and (iii) all officers and directors as a group.

The applicable percentage of ownership is based on 248,020,000 shares of common stock outstanding as of the date of this Annual Report on Form 10K/A. The business address of each the person named in the table below is in care of the Company.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (1)
Bryan Glass	200,000,000	80.64
5% Stockholders
Gurpartap Singh Basrai	25,000,000	10.08
All officers and directors as a group (1 person)	200,000,000	80.64

3

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements of the registrant are filed as a part of this Annual Report:

(b) The following exhibits are filed with this Annual Report:

Exhibit Number	Description	Location Reference
3.1	Articles of Incorporation	1
3.1.1	Amendment to Articles of Incorporation	2
3.1.2	Certificate of Amendment filed by Custodian	3
3.2	By-laws	1
14	Code of Ethics	4
99.1	Custodial Order	3
99.2	Certificate of Reinstatement	3
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	4
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	5
32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	5

__________

1.	Incorporated by reference from registration statement on Form SB-2 filed with the SEC on June 4, 2008.
2.	Incorporated by reference from information statement on Schedule 14C filed with the SEC on November 11, 2009.
3.	Incorporated by reference from registration statement on Form 10 filed with the SEC on December 13, 2021.
4.	Incorporated by reference to Exhibit 31.1 to Form 10-Kfor the year ended March 31, 2024 filed with the SEC on July 1, 2024.
5.	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

4

Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGER GOLD CORP

December 17, 2024	By:	/s/ Bryan Glass
Bryan Glass
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Glass	President, Chief Executive Officer, principal executive officer and	December 17, 2024
Bryan Glass	principal financial and accounting officer

5