Form 10-Q
period 2024-12-31
Ranger Gold Corp.
filed 2025-02-20
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

At February 19, 2025, there were 242,669,234 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Ranger Gold Corp.
Balance Sheets

	As of	As of
	December 31, 2024 (Unaudited)	March 31, 2024 (Audited)
CURRENT ASSETS
Prepaid Expenses	$5,445	$-
TOTAL CURRENT ASSETS	5,445	-

TOTAL ASSETS	$5,445	$-

LIABILITIES
CURRENT LIABILITIES
Accrued Interest	35	-
TOTAL CURRENT LIABILITIES	35	-

Note Payable	13,925	-
TOTAL LIABILITIES	13,960	-

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 242,669,234 and 248,020,000 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively)	24,267	24,802
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively)	-	-
Additional Paid in Capital	1,156,638	1,144,488
Accumulated Deficit	(1,189,420)	(1,169,290)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(8,515)	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$5,445	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Operations

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024 (Unaudited)	2023 (Restated) (Unaudited)	2024 (Unaudited)	2023 (Restated) (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	-	-
Interest Expense	35	-	35	-
Filing Fees	3,499	2,134	5,520	2,292
Professional Fees	4,725	23,975	14,575	37,575
Total Expense	8,259	26,109	20,130	39,867
Loss from operations	$(8,259)	$(26,109)	$(20,130)	$(39,867)
Other Income/(Loss)
Income on Extinguishment of Debt	$-	$-	$-	$-
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	$(8,259)	$(26,109)	$(20,130)	$(39,867)

Weighted average common shares outstanding, basic and fully diluted	242,669,234	248,020,000	244,284,192	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Cash Flows

	For the Nine Months Ended December 31,
	2024 (Unaudited)	2023 (Restated) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,130)	$(39,867)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Other Current Assets and Prepaids	(5,445)	-
Increase (decrease) in Accounts Payable and Other Accruals	-	(1,000)
Increase (decrease) in Accrued Interest Expense	35	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,540)	(40,867)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable - borrowings	13,925	-
Contributions of Capital by Major Shareholder	11,615	40,867
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,540	40,867

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity
For the Nine Months Ended
December 31, 2024 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2024	248,020,000	24,802	1,144,488	(1,169,290)	-

Capital Contribution	-	-	7,293	-	7,293

Shares Cancelled	(5,350,766)	(535)	535	-	-

Net Loss	-	-	-	(7,549)	(7,549)

Balances, June 30, 2024	242,669,234	24,267	1,152,316	(1,176,839)	$(256)

Capital Contribution	-	-	4,322	-	4,322

Net Loss	-	-	-	(4,322)	(4,322)

Balances, September 30, 2024	242,669,234	$24,267	$1,156,638	$(1,181,161)	$(256)

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(8,259)	(8,259)

Balances, December 31, 2024	242,669,234	$24,267	$1,156,638	$(1,189,420)	$(8,515)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity
For the Nine Months Ended
December 31, 2023 (Restated) (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2023	248,020,000	24,802	1,097,084	(1,125,129)	(3,243)

Capital Contribution	-	-	8,725	-	8,725

Net Loss	-	-	-	(7,725)	(7,725)

Balances, June 30, 2023	248,020,000	24,802	1,105,809	(1,132,854)	(2,243)

Capital Contribution	-	-	6,033	-	6,033

Net Loss	-	-	-	(6,033)	(6,033)

Balances, September 30, 2023	248,020,000	24,802	1,111,842	(1,138,887)	(2,243)

Capital Contribution	-	-	26,109	-	26,109

Net Loss	-	-	-	(26,109)	(26,109)

Balances, December 31, 2023	248,020,000	24,802	1,137,951	(1,164,996)	(2,243)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,189,420 and cash used in operations of $25,540 at the period ended December 31, 2024.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2024, and December 31, 2023, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2024 and December 31, 2023.

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

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended December 31, 2024 and December 31, 2023.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2024, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2024 and December 31, 2023.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2024, and December 31, 2023.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $.0001 par value per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $.0001 par value per share.

Total issued and outstanding shares of common stock is 242,669,234 and 242,669,234 as of December 31, 2024, and December 31, 2023, respectively.

During the quarter ended December 31, 2023, no shares were issued.

During the quarter ended June 30, 2024, 5,350,766 shares were cancelled under a mandatory redemption.

NOTE E-CAPITAL STOCK—CONT’D

During the quarter ended December 31, 2024, no shares were issued.

Capital Contributions

During the quarter ended December 31, 2024, $0 in capital contributions were made and during the quarter ended December 31, 2023, $40,867 in capital contributions were made.

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

NOTE G--NOTES PAYABLE AND NOTE EXCHANGE AGREEMENT

BGS Drawdown Promissory Note

On January 1, 2024 the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $50,000 (the “Drawdown Note”).   The Drawdown Note bears interest at the rate of 2% per year and matures on December 31, 2028. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied. BGS is entitled to approve or decline an advance of all or a portion of the drawdown request. As of December 31, 2024, the Company has borrowed $0 under the Drawdown Note.

●    During the quarter ended December 31, 2025, $13,925 of the drawdown was borrowed.

As of December 31, 2024, the Company has borrowed an aggregate of $13,925 from BGS under the Drawdown Note and the sum of $36,075 remains available for advances thereunder.  Interest expense for the periods ended December 31, 2024 and 2023 were $35 and $0, respectively. Total accrued interest as of December 31, 2024 is $35.

NOTE H—CORRECTION OF AN ERROR/PRIOR PERIOD RESTATEMENT

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

Statement of Operations:	For the nine months ended December 31,
	2023 Originally Reported	2023 Restated	Amount of Change
Expenses:
Filing Fees	-	2,292	(2,292)
Professional Fees	36,575	37,575	(1,000)
Total Expenses	36,575	39,867	(3,292)

NET LOSS	(36,575)	(39,867)	3,292

NOTE H—CORRECTION OF AN ERROR/PRIOR PERIOD RESTATEMENT – CONT’D

Balance Sheet:	As of December 31,
	2023 Originally Reported	2023 Restated	Amount of Change

Common Stock	24,802	24,802	-
Additional Paid in Capital	1,134,659	1,137,951	3,292
Accumulated Deficit	(1,161,704)	(1,164,996)	3,292
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(2,243)	(2,243)	-

NOTE I – INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2024, is approximately $1,195,000 and as of December 31, 2023, is $1,165,000 approximately. The total deferred tax assets are approximately $251,000 and $245,000 for the quarters ended December 31, 2024, and December 31, 2023, respectively.

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

NOTE J—MATERIAL EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:  During the period end December 31, 2024 through February 19, 2025, the Company borrowed $4,206 under the Drawdown Note, the proceeds of which were used to pay expenses of the Company.

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

Results of Operations for the Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023 (unaudited)

During the three months ended December 31, 2024 and 2023, we conducted no substantive business operations. During the period, management commenced considering opportunities available in the mining industry.

As of December 31, 2024 and 2023, we had no assets and no liabilities. We incurred expenses during the three-month period ending December 31, 2024 of $8,259, consisting of payments to professionals and filing agents in connection with satisfying our reporting requirements under the Exchange Act, and experienced a loss from operations of $8,259. During the three-month period ended December 31, 2023, we incurred expenses of $26,109, consisting of payments to professionals and filing agents in connection with satisfying our reporting requirements under the Exchange Act, and experienced a loss from operations of $26,109.

Results of Operations for the Nine Months Ended December 31, 2024 Compared to the Nine Months Ended December 31, 2023 (unaudited)

During the nine months ended December 31, 2024 and 2023, we conducted no substantive business operations. As of December 31, 2024, we had assets of $5,445, consisting of prepaid expenses, and liabilities of $13,960, consisting principally of the amount borrowed under the Drawdown Note discussed below. As of December 31, 2023, we had no assets and no liabilities

During the nine months ended December 31, 2024, we incurred expenses $20,130, consisting of payments to professionals in connection with satisfying our reporting requirements under the Exchange Act, and suffered a loss from operations of $20.130. During the nine-month period ended December 31, 2023, we incurred expenses of $39,867, consisting of payments to professionals in connection with satisfying our reporting requirements under the Exchange Act, and suffered a loss from operations of $39,867.

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

Since inception, we have a deficit accumulated of $1,189,420 and have used $25,540 in operations during the period January 2019, when current management assumed control of the Corporation, through December 31, 2024.

As of December 31, 2024, we did not have any cash or other liquid assets. On January 1, 2024, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $50,000 (the “Drawdown Note”). The Drawdown Note bears interest at the rate of 2% per year and matures on December 31, 2028. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied. BGS is entitled to approve or decline an advance of all or a portion of the drawdown request. As of the date of this report, the Company has borrowed $13,925 under the Drawdown Note.

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

Contractual Commitments as of December 31, 2024

As of December 31, 2024, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended December 31, 2024. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended December 31, 2024 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RANGER COLD CORP.

Date: February 19, 2025	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

