Form 10-K
period 2025-03-31
Ranger Gold Corp.
filed 2025-07-14
CIK 1434740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2025

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

common stock, par value $0.0001 per share

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2024 was approximately $19,103.

At July 11, 2025, there were 248,020,000 shares of common stock outstanding.

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

The U.S. government values the mining industry for its production of domestic raw materials and strategic minerals, and high-wage jobs. Federal, state and local governments receive billions of dollars annually in taxes, royalties and fees from the mining industry. According to the Mineral Commodity Summaries 2024 published by the U.S. Geological Survey, or USGS, U.S. mines produced approximately $98.2 billion in nonfuel mineral commodity production, including industrial minerals and natural aggregates as well as ferrous and nonferrous metals. U.S. metal mine production in 2024 was estimated to be $33.5 billion, a slight increase from 2023. The principal contributors to the total value of metal mine production in 2024 were gold (35%), copper (30%), iron ore (16%), zinc (7%), and molybdenum (5%).

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

Types of Mine Claims and Mining Activities

There are two primary types of mining claims, lode and placer. Lode claims include classic veins or lodes having well-defined boundaries. They also include other rock in-place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume but low-grade disseminated metallic deposits. Placer claims comprise all mineral deposits not subject to lode claims. Originally, these included only deposits of unconsolidated materials, such as sand and gravel, containing free gold or other minerals, such as appear in river beds.

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

Placer mining is used to recover minerals from sediments in present-day river channels, beach sands, or ancient stream deposits and other sediments. More than half of the world’s titanium comes from placer mining of beach dunes and sands. In placer operations, the mined material is washed and sluiced to concentrate and separate the heavier minerals.

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

Environmental Regulation

Our mining projects will be subject to various federal, state and local governing bodies and laws and regulations governing protection of the environment. These include the United States Environmental Protection Agency (“EPA”) and the BLM as well as the various state environmental protection agencies. These laws and regulations are continually changing and, in general, are becoming more restrictive. The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations will require us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered.

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

Holders

As of July 14, 2025, we had 36 record holders and 242,669,234 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities during the fiscal year ended March 31, 2025.

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

Results of Operations

During the fiscal years ended March 31, 2024 and 2025, the Company did not engage in any substantive business operations, did not generate any revenue. During 2025, we incurred operating expenses of $27,846, including $19,500 in professional fees, and suffered a net loss of $27,846, as compared to 2024 in which the Company did not generate any revenue and incurred operating expenses of $46,321, including $42,125 in professional fees and suffered a net loss of $46,321.

Liquidity and Capital Resources

As of March 31, 2025, the Company had assets of $3,960, comprised of prepaid expenses, total liabilities of $20,191 and had a deficit accumulated of $1,197,136, compared to the year ended March 31, 2024 in which we had no assets, no liabilities and had a deficit accumulated of $1,169,290.

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

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Ranger Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ranger Gold Corp. as of March 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID 6104

Vancouver, Washington

July 9, 2025

Ranger Gold Corp.
Balance Sheets

	As of March 31,
	2025	2024
CURRENT ASSETS
Prepaid Expenses	$3,960	$-
TOTAL CURRENT ASSETS	3,960	-

TOTAL ASSETS	$3,960	$-

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	2,628	-
Accrued Interest - Related Party	116	-
TOTAL CURRENT LIABILITIES	2,744	-

Note Payable - Related Party	17,447	-
TOTAL LIABILITIES	20,191	-

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 242,669,234 and 248,020,000 shares issued and outstanding at March 31, 2025 and March 31, 2024, respectively)	24,267	24,802

Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and March 31, 2024, respectively)	-	-

Additional Paid in Capital	1,156,638	1,144,488
Accumulated Deficit	(1,197,136)	(1,169,290)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(16,231)	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$3,960	$-

  The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Operations

	For the Years Ended March 31,
	2025	2024

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	8	-
Interest Expense	116	-
Filing Fees	8,222	4,196
Professional Fees	19,500	42,125
Total Expense	27,846	46,321
Loss from operations	$(27,846)	$(46,321)
Other Income/(Loss)
Income on Extinguishment of Debt	$-	$2,160
Provision for Income Taxes	$-	$-
NET LOSS	$(27,846)	$(44,161)

Weighted average common shares outstanding, basic and fully diluted	262,343,860	248,020,000

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Cash Flows

	For the Years Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,846)	$(46,321)

Income on Extinguishment of Debt	$-	$2,160

Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Other Current Assets and Prepaids	(3,960)	-
Increase (decrease) in Accounts Payable and Other Accruals	2,628	(3,243)
Increase (decrease) in Accrued Interest Expense	116	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(29,062)	(47,404)

CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable (Related Party) - borrowings	17,447	-
Contributions of Capital by Major Shareholder	11,615	47,404

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	29,062	47,404

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity
For the Year Ended
March 31, 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2024	248,020,000	24,802	1,144,488	(1,169,290)	-

Capital Contribution	-	-	7,293	-	7,293

Shares Cancelled	(5,350,766)	(535)	535	-	-

Net Loss	-	-	-	(7,549)	(7,549)

Balances, June 30, 2024	242,669,234	24,267	1,152,316	(1,176,839)	(256)

Capital Contribution	-	-	4,322	-	4,322

Net Loss	-	-	-	(4,322)	(4,322)

Balances, September 30, 2024	242,669,234	$24,267	$1,156,638	$(1,181,161)	$(256)

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(8,259)	(8,259)

Balances, December 31, 2024	242,669,234	$24,267	$1,156,638	$(1,189,420)	$(8,515)

Capital Contribution	-	-	-	-	-

Net Loss	-	-	-	(7,716)	(7,716)

Balances, March 31, 2025	242,669,234	$24,267	$1,156,638	$(1,197,136)	$(16,231)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity
For the Year Ended
March 31, 2024

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2023	248,020,000	24,802	1,097,084	(1,125,129)	(3,243)

Capital Contribution	-	-	8,725	-	8,725

Net Loss	-	-	-	(7,725)	(7,725)

Balances, June 30, 2023	248,020,000	24,802	1,105,809	(1,132,854)	(2,243)

Capital Contribution	-	-	6,033	-	6,033

Net Loss	-	-	-	(6,033)	(6,033)

Balances, September 30, 2023	248,020,000	24,802	1,111,842	(1,138,887)	(2,243)

Capital Contribution	-	-	26,109	-	26,109

Net Loss	-	-	-	(26,109)	(26,109)

Balances, December 31, 2023	248,020,000	24,802	1,137,951	(1,164,996)	(2,243)

Capital Contribution	-	-	6,537	-	6,537

Net Loss	-	-	-	(4,294)	(4,294)

Balances, March 31, 2024	248,020,000	24,802	1,144,488	(1,169,290)	-

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,197,136 and cash used in operations of $29,062 at the period ended March 31, 2025.

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

Interim filings should be read in conjunction with the Company’s annual report as of March 31, 2025.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2025, and March 31, 2024, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2025 and March 31, 2024.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended March 31, 2025 and March 31, 2024.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2025, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2025 and March 31, 2024.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for the year ended 2024 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect that the guidance will have material impacts on its financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which improves the transparency of income tax disclosures. ASU 2023-09 is effective for the Company for the year ended December 31, 2025 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, on a prospective basis, with the option for retrospective application. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its condensed financial statements

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2025, and March 31, 2024.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $0.0001 par value per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $0.0001 par value per share.

Total issued and outstanding shares of common stock is 242,669,234 and 248,020,000 as of March 31, 2025, and March 31, 2024, respectively.

During the year ended March 31, 2024, no shares were issued.

During the year ended March 31, 2025, 5,350,766 shares were cancelled under a mandatory redemption

Capital Contributions

During the year ended March 31, 2025, $11,615 in capital contributions were made and during the year ended March 31, 2024, $47,404 in capital contributions were made.

NOTE F—WRITE OFF OF PAYABLES

During the 4th quarter of 2024, management discovered that amounts owed to the preceding CPA for review and audit work performed in prior years was recently subject to sanctions by the PCAOB. These sanctions prevent the CPA from collecting fees for work performed. Therefore, the Company made the decision to write-off the Payable totaling $2,160. As of March 31, 2024, the write-off of $2,160 resulted in a Gain on Extinguishment of Debt which was reported on the Statement of Operations for the year ended March 31, 2024 —per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers the extinguishment of the debt to an unrelated party results in a Gain on Extinguishment of Debt which has been reported on the Statement of Operations.

NOTE G—NOTES PAYABLE (RELATED PARTY) AND NOTE EXCHANGE AGREEMENT

BGS Drawdown Promissory Note – Related Party

On January 1, 2024, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) (A Related Party) under which the Company is entitled to borrow up to an aggregate of $50,000 (the “Drawdown Note”). The Drawdown Note bears interest at the rate of 2% per year and matures on December 31, 2028. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied. BGS is entitled to approve or decline an advance of all or a portion of the drawdown request.

•	As of March 31, 2025, the Company has borrowed $17,447 under the Drawdown Note.

As of March 31, 2025, the Company has borrowed an aggregate of $17,447 from BGS under the Drawdown Note and the sum of $32,553 remains available for advances thereunder. Interest expense for the years ended March 31, 2025 and 2023 were $116 and $0, respectively. Total accrued interest as of March 31, 2025 is $116.

NOTE H – INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2025, is approximately $1,197,000 and as of March 31, 2024, is $1,169,000 approximately. The total deferred tax assets are approximately $251,000 and $245,000 for the years ended March 31, 2025, and March 31, 2024, respectively.

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

NOTE I - MATERIAL EVENTS/MATERIAL EVENTS

Since the close of the period covered by the financial statements of which these notes form a part, the following material transactions have occurred:  Amounts totaling $8,300 were paid in capital contributions for the Company expenses from the period end March 31, 2025 through July 11, 2025.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2025.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our officers and directors as of the date of this Annual Report:

Name	Age	Title
Bryan Glass	51	President, Chief Financial Officer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and announcements of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent of stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe all required Section 16(a) reports were made during 2024.

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

Meetings of the Board

During fiscal 2025, our Board did not hold any in-person or telephonic meetings nor did it act by written consent.

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

Nomination Process

During the 2025 fiscal year, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If stockholders wish to recommend candidates directly to our Board, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report.

Director Compensation

Our current director does not receive separate compensation for his service on our Board. Our Board has the authority to fix the compensation of directors. We do not intend to pay employee directors a separate fee for their Board services.

No compensation was paid to our director for his service as a director during the year ended March 31, 2025.

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

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended March 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation recorded by us for the years ended March 31, 2024 and 2025 for our principal executive officer who also serves as our principal financial officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bryan Glass, President and	2025	0	0	0	0	0	0	0	0
Chief Executive Officer	2024	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of March 31, 2025.

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

The applicable percentage of ownership is based on 248,020,000 shares of common stock outstanding as of the date of this Annual Report.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (1)
Bryan Glass 20 West Park Avenue, Suite 207 Long Beach NY 11561	200,261,649	80.74
5% Stockholders
Gurpartap Singh Basrai Address unknown to Company	25,000,000	10.08
All officers and directors as a group (1 person)	200,261,649	80.74

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Michael Gillespie & Associates, PLLC for the fiscal years ended March 31, 2024 and 2025.

	2024	2025

Audit Fees	$8,200	$8,200

Audit-Related Fees	9,850	9,850

Tax Fees	—	—

All Other Fees	—	—

Total	$18,050	$18,050

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements of the registrant are filed as a part of this Annual Report:

(b) The following exhibits are filed with this Annual Report:

Exhibit Number	Description	Location Reference
3.1	Articles of Incorporation	1
3.1.1	Amendment to Articles of Incorporation	2
3.1.2	Certificate of Amendment filed by Custodian	3
3.2	By-laws	1
14	Code of Ethics	4
99.1	Custodial Order	3
99.2	Certificate of Reinstatement	3
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	5
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	5
32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	5

__________

1.	Incorporated by reference from registration statement on Form SB-2 filed with the SEC on June 4, 2008.
2.	Incorporated by reference from information statement on Schedule 14C filed with the SEC on November 11, 2009.
3.	Incorporated by reference from registration statement on Form 10 filed with the SEC on December 13, 2021.
4.	Incorporated by reference from registrant’s annual report on Form 10-K filed with the SEC on July 30, 2024.
5.	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGER GOLD CORP

July 14, 2025	By:	/s/ Bryan Glass
Bryan Glass
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Glass	President, Chief Executive Officer, principal executive officer and	July 14, 2025
Bryan Glass	principal financial and accounting officer

