Form 10-Q
period 2025-06-30
Ranger Gold Corp.
filed 2025-08-14
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

At August 14, 2025, there were 248,020,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ranger Gold Corp.

Balance Sheets

	June 30,	March 31,
	2025 (Unaudited)	2025 (Audited)
CURRENT ASSETS
Prepaid Expenses	$2,475	$3,960
TOTAL CURRENT ASSETS	2,475	3,960

TOTAL ASSETS	$2,475	$3,960

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	878	2,628.00
Accrued Interest - Related Party	218	116
TOTAL CURRENT LIABILITIES	1,096	2,744

Note Payable - Related Party	25,647	17,447
TOTAL LIABILITIES	26,743	20,191

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 242,669,234 and 248,020,000 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively)	24,267	24,267
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively)	-	-
Additional Paid in Capital	1,156,638	1,156,638
Accumulated Deficit	(1,205,173)	(1,197,136)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(24,268)	(16,231)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$2,475	$3,960

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Operations

	For the 3 Months Ended June 30,
	2025 (Unaudited)	2024 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Interest Expense	102	-
Filing Fees	1,485	1,089
Professional Fees	6,450	6,460
Total Expense	8,037	7,549
Loss from operations	$(8,037)	$(7,549)
Other Income/(Loss)
Income on Extinguishment of Debt	$-	$-
Provision for Income Taxes	$-	$-
NET LOSS	$(8,037)	$(7,549)

Weighted average common shares outstanding, basic and fully diluted	242,669,234	247,549,603

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Cash Flows

	For the 3 Months Ended June 30,
	2025 (Unaudited)	2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,037)	$(7,549)

Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Other Current Assets and Prepaids	1,485	-
Increase (decrease) in Accounts Payable and Other Accruals	(1,750)	256
Increase (decrease) in Accrued Interest Expense	102	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,200)	(7,293)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable (Related Party) - borrowings	8,200	-
Contributions of Capital by Major Shareholder	-	7,293
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,200	7,293

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statement of Stockholders' Equity

For the Three Months Ended

June 30, 2025 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2025	242,669,234	24,267	1,156,638	(1,197,136)	(16,231)

Net Loss	-	-	-	(8,037)	(8,037)

Balances, June 30, 2025	242,669,234	24,267	1,156,638	(1,205,173)	(24,268)

The accompanying notes are an integral part of these financial statements.

5

Ranger Gold Corp.

Statement of Stockholders' Equity

For the Three Months Ended

June 30, 2024 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2024	248,020,000	24,802	1,144,488	(1,169,290)	-

Capital Contribution	-	-	7,293	-	7,293

Net Loss	-	-	-	(7,549)	(7,549)

Balances, June 30, 2024	248,020,000	24,802	1,151,781	(1,176,839)	(256)

The accompanying notes are an integral part of these financial statements.

RANGER GOLD CORP

NOTES TO THE FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,205,173 and cash used in operations of $8,200 at the period ended June 30, 2025.

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

The results for the three months ended June 30, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2025 and for the related periods presented.

Cash and Cash Equivalents- For the purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2025, and June 30, 2024, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2025 and June 30, 2024.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended June 30, 2025 and June 30, 2024.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2025, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2025 and June 30, 2024.

Recently Issued Accounting Pronouncements

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2025, and June 30, 2024.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $0.0001 per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $0.0001 per value per share.

Total issued and outstanding shares of common stock is 242,669,234 and 242,669,234 as of June 30, 2025, and June 30, 2024, respectively.

•	During the period ended June 30, 2024, 5,350,766 shares were cancelled under a mandatory redemption.
•	During the period ended June 30, 2025, no shares were issued.

Capital Contributions

During the period ended June 30, 2025, no capital contributions were made and during the period ended June 30, 2024, $7,293 in capital contributions were made.

NOTE F—NOTES PAYABLE (RELATED PARTY) AND NOTE EXCHANGE AGREEMENT

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

•	During the year ended March 31, 2025, the company borrowed $17,447 against the drawdown note.

•	During the 1st quarter 2025, the company borrowed $8,200 against the drawdown note.

As of June 30, 2025, the Company has borrowed an aggregate of $25,647 from BGS under the Drawdown Note and the sum of $24,553 remains available for advances thereunder. Interest expense for the period ended June 30, 2025 and 2024 were $102 and $0, respectively. Total accrued interest as of June 30, 2025 is $218.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2025, is approximately $1,205,000, and as of June 30, 2024, is $1,177,000 approximately. The total deferred tax assets are approximately $253,000 and $247,000 for the periods ended June 30, 2025, and June 30, 2024, respectively.

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

NOTE H - MATERIAL EVENTS/MATERIAL EVENTS

Subsequent Events

The Company evaluated for subsequent events from June 30, 2025 through August 12, 2025 and has determined that the only subsequent event that has occurred is the additional $3,120 drawn from the BGS Drawdown Note.

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

Overview

Ranger Gold Corp. (“we,” “us,” or the “Company”) was incorporated in May 2007 pursuant to the laws of the Nevada under the name Fenario, Inc. The Company was organized to develop and license proprietary software solutions for the healthcare market. The Company did not conduct any significant operations other than organizational matters, including filing a registration statement with the Securities and Exchange Commission (“SEC”). In October 2009, the Company amended its Articles of Incorporation for the purpose of changing the name of the Company from “Fenario, Inc.” to “Ranger Gold Corp.” and has pursued operations in the mining industry since that time.

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

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 (unaudited)

During the three months ended June 30, 2025 and 2024, we conducted no operations as we focused on identifying mining opportunities. We have no assets and no liabilities and we are not party to any agreement to acquire a mining property or any other assets. We incurred expenses during the 2025 period of $8,037, consisting of payments to professionals in connection with the preparation and filing of reports under the Exchange Act, and experienced a loss in that amount, compared to expenses incurred during the 2024 period of $7,549, consisting of payments to professionals in connection with the preparation and filing of reports under the Exchange Act, and we suffered a loss during the 2024 period of the same amount.

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

Since inception, we have a deficit accumulated of $1,205,173 and cash used in operations of $8,200 at the period ended June 30, 2025.

As of June 30, 2025, we did not have any cash, nor did we have access to capital other than that which may be made available to us by our principal stockholder, Bryan Glass. Mr. Glass is not contractually obligated to provide us with any capital and we cannot assure investors of the extent to which Mr. Glass will continue funding our operations.

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

Contractual Commitments as of June 30, 2025

As of June 30, 2025, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended June 30, 2025 and the report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2024 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,205,173 at June 30, 2025. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty

The presence of the going concern explanatory paragraph suggests that we may not have sufficient liquidity, or minimum cash levels, to operate our business. We expect to incur losses for the foreseeable future, even if we acquire a property that has proven reserves. We will need to raise additional capital to fund our near-term operational plans described elsewhere in this Report. We cannot assure you that we will be successful in our operational plans or that the capital we require will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms or at all, we may be unable to acquire and develop mining properties and investors may lose the entire amount of their investment in the Company.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2025. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

RANGER GOLD CORP.

Date: August 14, 2025	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

