Form 10-Q
period 2025-09-30
Ranger Gold Corp.
filed 2025-11-19
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

At November 19, 2025, there were 248,020,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ranger Gold Corp.
Balance Sheets

	September 30,	March 31,
	2025 (Unaudited)	2025 (Audited)
CURRENT ASSETS
Prepaid Expenses	$990	$3,960
TOTAL CURRENT ASSETS	990	3,960

TOTAL ASSETS	$990	$3,960

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	878	2,628.00
Accrued Interest - Related Party	355	116
TOTAL CURRENT LIABILITIES	1,233	2,744

Note Payable - Related Party	30,027	17,447
TOTAL LIABILITIES	31,260	20,191

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 242,669,234 and 242,669,234 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively)	24,267	24,267
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively)	-	-
Additional Paid in Capital	1,156,638	1,156,638
Accumulated Deficit	(1,211,175)	(1,197,136)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(30,270)	(16,231)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$990	$3,960

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Operations

	For the 3 Months Ended September 30,		For the 6 Months Ended September 30,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	-	-
Interest Expense	137	-	239	-
Filing Fees	1,880	933	3,365	2,021
Professional Fees	3,985	3,390	10,435	9,850
Total Expense	6,002	4,323	14,039	11,871
Loss from operations	$(6,002)	$(4,323)	$(14,039)	$(11,871)
Other Income/(Loss)
Income on Extinguishment of Debt	$-	$-	$-	$-
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	$(6,002)	$(4,323)	$(14,039)	$(11,871)

Weighted average common shares outstanding, basic and fully diluted	242,669,234	242,669,234	247,549,603	245,096,084

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Cash Flows

	For the 6 Months Ended September 30,
	2025 (Unaudited)	2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,039)	$(11,871)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Other Current Assets and Prepaids	2,970	-
Increase (decrease) in Accounts Payable and Other Accruals	(1,750)	256
Increase (decrease) in Accrued Interest Expense	239	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,580)	(11,615)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable (Related Party) - borrowings	12,580	-
Contributions of Capital by Major Shareholder	-	11,615
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,580	11,615

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

 The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity
For the Six Months Ended
September 30, 2025 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2025	242,669,234	24,267	1,156,638	(1,197,136)	(16,231)

Net Loss	-	-	-	(6,002)	(6,002)

Balances, June 30, 2025	242,669,234	24,267	1,156,638	(1,203,138)	(22,233)

Net Loss	-	-	-	(8,037)	(8,037)

Balances, September 30, 2025	242,669,234	24,267	1,156,638	(1,211,175)	(30,270)

 The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity
For the Six Months Ended
September 30, 2024 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit
Balances, April 1, 2024	248,020,000	24,802	1,144,488	(1,169,290)	-

Capital Contribution	-	-	7,293	-	7,293

Net Loss	-	-	-	(7,549)	(7,549)

Balances, June 30, 2024	248,020,000	24,802	1,151,781	(1,176,839)	(256)

Net Loss	-	-	-	(4,323)	(4,323)

Balances, September 30, 2024	248,132,603	24,802	1,156,103	(1,181,161)	(256)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,211,175 and cash used in operations of $12,580 at the period ended September 30, 2025.

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

The results for the six months ended September, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 20, 2025 and for the related periods presented.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2025, and September 30, 2024, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2025 and September 30, 2024.

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

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended September 30, 2025 and September 30, 2024.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2025, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2025 and September 30, 2024.

Recently Issued Accounting Pronouncements

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2025, and September 30, 2024.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $0.0001 per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $0.0001 per value per share.

Total issued and outstanding shares of common stock is 242,669,234 and 242,669,234 as of September 30, 2025, and September 30, 2024, respectively.

•	During the period ended June 30, 2024, 5,350,766 shares were cancelled under a mandatory redemption.
•	During the period ended September 30, 2024, no shares were issued.
•	During the periods ended June 30, 2025 and September 30, 2025, no shares were issued.

Capital Contributions

During the period ended September 30, 2025, no capital contributions were made and during the period ended September 30, 2024, $11,615 in capital contributions were made.

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

•	During the year ended March 31, 2025, the company borrowed $17,447 against the drawdown note.

•	During the 1st quarter 2025, the company borrowed $8,200 against the drawdown note.

•	During the 2nd quarter 2025, the company borrowed $4,380 against the drawdown note.

As of September 30, 2025, the Company has borrowed an aggregate of $30,027 from BGS under the Drawdown Note and the sum of $19,973 remains available for advances thereunder. Interest expense for the period ended September 30, 2025 and 2024 were $137 and $0, respectively. Total accrued interest as of September 30, 2025 is $354.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of September 30, 2025, is approximately $1,211,000, and as of September 30, 2024, is $1,181,000 approximately. The total deferred tax assets are approximately $254,000 and $248,000 for the periods ended September 30, 2025, and September 30, 2024, respectively.

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

NOTE H - MATERIAL EVENTS/MATERIAL EVENTS

Subsequent Events

The Company evaluated for subsequent events from September 30, 2025 through November 13, 2025 (the issuance date of the Company’s financial statements) and has determined that there are no events subsequent to the close of the period that require disclosure in these financial statements.

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

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024 (unaudited)

During the three months ended September 30, 2025 and 2024, we conducted no operations. At September 30, 2025, we had no assets and had total liabilities of $31,260 and current liabilities of $1,233, compared to the year ended March 31, 2024, at which date we had no assets and total liabilities of $20,191 and current liabilities of $2,744. During the three months ended September 30, 2025, we incurred expenses of $6,002, consisting principally of fees incurred in connection with the preparation of reports we file with the SEC, and experienced a loss in that amount, compared to the 2024 period in which we incurred expenses of $4,323, consisting principally of fees incurred in connection with the preparation of reports we file with the SEC, and experienced a loss in that amount.

Results of Operations for the Six Months Ended September 30, 2025 Compared to the Six Months Ended September 30, 2024 (unaudited)

During the six months ended September 30, 2025, we incurred expenses of $14,039, consisting principally of fees incurred in connection with the preparation of reports we file with the SEC, and experienced a loss in that amount, compared to the 2024 period in which we incurred expenses of $11,871, principally of fees incurred in connection with the preparation of reports we file with the SEC, and experienced a loss in that amount.

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

Since inception, we had an accumulated deficit of $1,211,175 and cash used in operations of $12,580 at the period ended September 30, 2025.

As of September 30, 2025, we did not have any cash, nor did we have access to capital other than that which may be made available to us by our principal stockholder, Bryan Glass. Mr. Glass is not contractually obligated to provide us with any capital and we cannot assure investors of the extent to which Mr. Glass will continue funding our operations.

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

Contractual Commitments as of September 30, 2025

As of September 30, 2025, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Going Concern

The notes to our financial statements for the quarter ended September 30, 2025 and the report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2025 include an explanatory paragraph with respect to our ability to continue as a going concern. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,211,175 at September 30, 2025. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty.

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

The Company believes that its significant accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. Our significant accounting policies are described in Note C to our audited financial statements included in our annual report on Form 10-K for the period ended March 31, 2025. We do not believe that there has been any significant change in the Company’s critical accounting policies since March 31, 2025.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2025. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

RANGER COLD CORP.

Date: November 19, 2025	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

