Form 10-Q
period 2025-12-31
Ranger Gold Corp.
filed 2026-02-24
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

At February 23, 2026, there were 242,669,234 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Ranger Gold Corp.

Balance Sheets

	December 31,	March 31,
	2025 (Unaudited)	2025 (Audited)
CURRENT ASSETS
Prepaid Expenses	$-	$3,960
TOTAL CURRENT ASSETS	-	3,960

TOTAL ASSETS	$-	$3,960

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	878	2,628.00
Accrued Interest - Related Party	541	116
TOTAL CURRENT LIABILITIES	1,419	2,744

Note Payable - Related Party	35,836	17,447
TOTAL LIABILITIES	37,255	20,191

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 242,669,234 and 242,669,234 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively)	24,267	24,267
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively)	-	-
Additional Paid in Capital	1,156,638	1,156,638
Accumulated Deficit	(1,218,160)	(1,197,136)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(37,255)	(16,231)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	-	$3,960

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Operations

	For the 3 Months Ended December 31,		For the 9 Months Ended December 31,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	-	-
Interest Expense	1,178	35	425	35
Filing Fees	385	3,499	4,619	5,520
Professional Fees	3,115	4,725	15,980	14,575
Total Expense	4,678	8,259	21,024	20,130
Loss from operations	$(4,678)	$(8,259)	$(21,024)	$(20,130)
Other Income/(Loss)
Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	$(4,678)	$(8,259)	$(21,024)	$(20,130)

Weighted average common shares outstanding, basic and fully diluted	242,669,234	242,669,234	242,669,234	244,284,192

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Cash Flows

	For the 9 Months Ended December 31,
	2025 (Unaudited)	2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,024)	$(20,130)

Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Other Current Assets and Prepaids	3,960	(5,445)
Increase (decrease) in Accounts Payable and Other Accruals	(1,750)	-
Increase (decrease) in Accrued Interest Expense	425	35
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,389)	(25,540)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable (Related Party) - borrowings	18,389	13,925
Contributions of Capital by Major Shareholder	-	11,615
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,389	25,540

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statement of Stockholders' Equity

For the 9 Months Ended

December 31, 2025 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2025	242,669,234	24,267	1,156,638	(1,197,136)	(16,231)

Net Loss	-	-	-	(8,037)	(8,037)

Balances, June 30, 2025	242,669,234	24,267	1,156,638	(1,205,173)	(24,268)

Net Loss	-	-	-	(8,308)	(8,308)

Balances, September 30, 2025	242,669,234	24,267	1,156,638	(1,213,481)	(32,576)

Net Loss	-	-	-	(4,679)	(4,679)

Balances, December 31, 2025	242,669,234	24,267	1,156,638	(1,218,160)	(37,255)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statement of Stockholders' Equity

For the 9 Months Ended

December 31, 2024 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2024	248,020,000	24,802	1,144,488	(1,169,290)	-

Capital Contribution	-	-	7,293	-	7,293

Shares Cancelled	(5,350,766)	(535)	535	-	-

Net Loss	-	-	-	(7,549)	(7,549)

Balances, June 30, 2024	242,669,234	24,267	1,152,316	(1,176,839)	(256)

Capital Contribution	-	-	4,322	-	4,322

Net Loss	-	-	-	(4,322)	(4,322)

Balances, September 30, 2024	242,669,234	24,267	1,156,638	(1,181,161)	(256)

Net Loss	-	-	-	(8,259)	(8,259)

Balances, December 31, 2024	242,669,234	24,267	1,156,638	(1,189,420)	(8,515)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Notes to the Financial Statements

As of December 31, 2025

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,218,160 and cash used in operations of $18,389 at the period ended December 31, 2025.

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

The results for the nine months ended December 31, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2025 and for the related periods presented.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2025, and December 31, 2024, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2025 and December 31, 2024.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended December 31, 2025 and December 31, 2024.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2025, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2025 and December 31, 2024.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2025, and December 31, 2024.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $.0001 per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $.0001 per value per share.

Total issued and outstanding shares of common stock is 242,669,234 and 242,669,234 as of December 31, 2025, and December 31, 2024, respectively.

•	During the period ended June 30, 2024, 5,350,766 shares were cancelled under a mandatory redemption.

•	During the period ended September 30, 2024, no shares were issued.

•	During the periods ended June 30, 2025, September 30, 2025 and December 31, 2025, no shares were issued.

Capital Contributions

During the period ended December 31, 2025, no capital contributions were made and during the period ended December 31, 2024, $11,615 in capital contributions were made.

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

•	During the year ended March 31, 2025, the company borrowed $17,447 against the drawdown note.

•	During the 1st quarter 2025, the company borrowed $8,200 against the drawdown note.

•	During the 2nd quarter 2025, the company borrowed $6,810 against the drawdown note.

•	During the 3rd quarter 2025, the company borrowed $3,379 against the drawdown note.

As of December 31, 2025, the Company has borrowed an aggregate of $35,836 from BGS under the Drawdown Note and the sum of $14,164 remains available for advances thereunder. Interest expense for the period ended December 31, 2025 and 2024 were $425 and $35, respectively. Total accrued interest as of December 31, 2025 is $541.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of December 31, 2025, is approximately $1,218,000, and as of December 31, 2024, is $1,189,000 approximately. The total deferred tax assets are approximately $256,000 and $250,000 for the periods ended December 31, 2025, and December 31, 2024, respectively.

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

NOTE H - MATERIAL EVENTS/MATERIAL EVENTS

Subsequent Events

The Company evaluated for subsequent events from December 31, 2025 through February 23, 2026 (the issuance date of the Company’s financial statements) and has determined that the only subsequent event that has occurred is the additional $5,708 drawn from the BGS Drawdown Note.

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

Results of Operations for the Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024 (unaudited)

During the three months ended December 31, 2025 and 2024, we conducted no substantive business operations. During the period, management commenced considering opportunities available in the mining industry.

As of December 31, 2025, we had insignificant assets and total liabilities of $37,255, consisting of the principal payable under a promissory note made in favor of our principal stockholder. We incurred expenses during the three-month period ending December 31, 2025 of $4,678, consisting of payments to professionals and filing agents in connection with satisfying our reporting requirements under the Exchange Act, and experienced a loss from operations in a like amount. During the three-month period ended December 31, 2024, we incurred expenses of $8,259, consisting of payments to professionals and filing agents in connection with satisfying our reporting requirements under the Exchange Act, and experienced a loss from operations of $8,259.

Results of Operations for the Nine Months Ended December 31, 2025 Compared to the Nine Months Ended December 31, 2024 (unaudited)

During the nine months ended December 31, 2025 and 2024, we conducted no substantive business operations. During the nine months ended December 31, 2025, we incurred expenses $21,024, consisting of payments to professionals and filing agents in connection with satisfying our reporting requirements under the Exchange Act, and suffered a loss from operations of $21,024. During the nine-month period ended December 31, 2024, we incurred expenses of $20,130, consisting of payments to professionals and filing agents in connection with satisfying our reporting requirements under the Exchange Act, and suffered a loss from operations of $20,130.

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

Since inception, we have a deficit accumulated of $1,218,160 and have used $18,389 in operations during the period January 2019, when current management assumed control of the Company, through December 31, 2025.

As of December 31, 2025, we did not have any cash or other liquid assets. On January 1, 2024, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”) under which the Company is entitled to borrow up to an aggregate of $50,000 (the “Drawdown Note”). The Drawdown Note bears interest at the rate of 2% per year and matures on December 31, 2028. Under the Drawdown Note, the Company must request a drawdown against the instrument not less than three days prior to the date on which it requires the proceeds stating the amount of the drawdown and the purposes to which the proceeds will be applied. BGS is entitled to approve or decline an advance of all or a portion of the drawdown request. As of the date of this report, the Company has borrowed $35,836 under the Drawdown Note and  $14,164 remains available for advances thereunder.

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

Contractual Commitments as of December 31, 2025

As of December 31, 2025, the Company had no contractual obligations, as such term is defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended December 31, 2025. Based upon that evaluation, the Company’s PEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the quarter ended December 31, 2025 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the quarter ended December 31, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b) Not applicable.

(c) The Company did not repurchase any of its equity securities during the quarter ended December 31, 2025. Accordingly, the table required by Item 703 of Regulation S-K is omitted. Working capital restrictions and other limitations upon the payment of dividends. The Company has not declared or paid any cash dividends during the quarter ended December 31, 2025. The Company’s ability to pay dividends, if any, is subject to applicable law and the Company’s financial condition. The Company is not aware of any material contractual restrictions that would limit the payment of dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended December 31, 2025, there was no information required to be disclosed in a report on Form 8-K that was not previously reported.

(b) There have been no material changes during the quarter ended December 31, 2025 to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

(c) During the quarter ended December 31, 2025, to the Company’s knowledge, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

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

RANGER GOLD CORP.

Date: February 23, 2026	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

