Form 10-K
period 2026-03-31
Ranger Gold Corp.
filed 2026-07-14
CIK 1434740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52901

RANGER GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	74-3206736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 West Park Avenue, Suite 207 Long Beach NY	11561
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 442-1883

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2025 was approximately $19,103.

At July 14, 2026, there were 242,669,234 shares of common stock outstanding.

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

Business Strategy

General

We are a natural resource company with an objective of acquiring, exploring and developing natural resource properties in the United States. For purposes of this Annual Report, the term “acquire” means the outright purchase of property or the lease, license, claim (whether patented or unpatented) or other use agreement which provides us the real property rights, other interests in land, including mining and surface rights, easements, and rights of way and options to conduct mining operations on real property. We may acquire, develop and operate mining properties either alone or with partners. We are continuing the mining business strategy adopted by prior management of the Company. Our primary focus in the natural resource sector is gold, though we may acquire rights to properties that may have mineralization or mineral resources or reserves, if any, of other types of minerals. The Company currently does not hold rights in any mining properties and does not engage in any substantive business operations or generate revenue from any sources. The search for valuable natural resources as a business is extremely risky and capital-intensive. Our ability to achieve our objective is predicated on our ability to raise funds to finance our operations. We can provide investors with no assurance that we will obtain financing to commence operations and acquire a property or that we will produce commercially exploitable reserves from any property we may acquire.

Under rules adopted by the SEC relating to mining disclosure, we are an exploration stage issuer because we do not have any material mining property with mineral reserves disclosed under Item 1300 of Regulation S-K. We do not currently own, lease or otherwise control any mining property, have not disclosed any mineral resources or mineral reserves, and do not currently have any material mining property requiring summary or individual property disclosure under Item 1303 or Item 1304 of Regulation S-K.

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

Accordingly, if we acquire or seek to acquire a material mining property, we expect to engage one or more “qualified persons” as defined by Item 1300 of Regulation S-K to assist us in evaluating the property. We will not disclose exploration results, mineral resources or mineral reserves unless such disclosure is supported by a qualified person and, if required by SEC rules, a technical report summary filed as an exhibit to the applicable SEC filing.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

The Company does not currently have meaningful business operations, does not own or operate any mining properties, has no employees other than its sole officer and director, and maintains only limited information systems used primarily for corporate administration and SEC reporting. As a result, the Company has not adopted a formal cybersecurity risk management program, cybersecurity policies and procedures, or a stand-alone cybersecurity incident response plan.

Cybersecurity risks, to the extent applicable to the Company in light of its current limited operations, are overseen by the Company’s sole officer and director as part of his general oversight of the Company’s business, financial reporting and corporate administration. The Company has not identified any cybersecurity threats or incidents that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition.

At such time as the Company’s business develops and the nature and scope of its operations warrant, the Company intends to evaluate and adopt cybersecurity policies, procedures and controls appropriate for its business, including policies and procedures relating to the identification, assessment and management of cybersecurity risks.

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

Holders

As of July 14, 2026, we had 36 record holders and 242,669,234 shares of common stock outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities during the fiscal year ended March 31, 2026.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its capital stock. The issuance of any of our capital stock is within the discretion of our Board, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a natural resource company with an objective of acquiring, exploring and developing natural resource properties in the United States. Our primary focus in the natural resource sector is gold, though we may acquire rights to properties that may have mineralization or mineral resources or reserves, if any, of other types of minerals. Our acquisition of a property may take the form of the outright purchase of property or the lease, license, claim (whether patented or unpatented) or other use agreement which provides us with the real property rights, other interests in land, including mining and surface rights, easements, and rights of way and options to conduct mining operations on real property. We currently do not hold rights in any mining properties and do not engage in any substantive business operations or generate revenue from any sources. The nature and percent of the interest we acquire in a property will depend on several variables, including the amount of capital we possess.

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

During the fiscal year ended March 31, 2026, we reviewed several potential acquisition targets, including an operating company currently producing gold in Alaska. We have not entered into any binding agreement to acquire any mining property or business, and there can be no assurance that any discussions will result in a transaction.

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

Results of Operations

During the fiscal years ended March 31, 2025 and 2026, the Company did not engage in any substantive business operations and did not generate any revenue. During 2026, we incurred operating expenses of $27,062, including $20,855 in professional fees, and suffered a net loss of $27,062, as compared to 2025 in which the Company did not generate any revenue and incurred operating expenses of $27,846, including $19,500 in professional fees, and suffered a net loss of $27,846.

Liquidity and Capital Resources

As of March 31, 2026, the Company had no assets, total liabilities of $43,293 and had a deficit accumulated of $1,224,198 compared to the year ended March 31, 2025 in which we had no assets, no liabilities and had a deficit accumulated of $1,197,136.

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

Related Party Drawdown Promissory Note

To fund our ongoing operational expenses, we rely on financial support from related parties. On January 1, 2024, the Company executed a Drawdown Promissory Note (the “Drawdown Note”) in favor of Bryan Glass Securities, Inc. (“BGS”), a related party. Under the terms of the Drawdown Note, the Company is entitled to borrow up to an aggregate principal amount of $50,000. The Drawdown Note bears interest at a rate of 2% per annum and matures on December 31, 2028.

Funding under the instrument is subject to a formal request process. The Company must submit a drawdown request to BGS at least three days prior to the date the funds are required, specifying the requested amount and the intended operational purpose. BGS retains sole discretion to approve or decline all or any portion of each drawdown request.

During the fiscal year ended March 31, 2026, the Company borrowed $24,142 against the Drawdown Note, compared to $17,447 borrowed during the fiscal year ended March 31, 2025. As of March 31, 2026, the cumulative outstanding principal balance under the note was $41,589, leaving a remaining balance of $8,411 available for future advances, subject to BGS approval.

For the fiscal years ended March 31, 2026 and 2025, the Company incurred interest expense of $627 and $116, respectively, under this arrangement. As of March 31, 2026, total accrued and unpaid interest under the Drawdown Note was $743, which is included in due to related parties on our balance sheet.

The Company currently has no cash resources and is dependent upon advances under the Drawdown Promissory Note, additional related-party funding or other financing to satisfy its ongoing reporting, corporate and administrative expenses. Because BGS is not obligated to approve any requested advance, there can be no assurance that additional funds will be available under the Drawdown Promissory Note when needed or at all.

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Ranger Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ranger Gold Corp. as of March 31, 2026 and 2025 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID 6104

Vancouver, Washington

July 13, 2026

Ranger Gold Corp.

Balance Sheets

	March 31,	March 31,
	2026	2025
CURRENT ASSETS
Prepaid Expenses	$-	$3,960
TOTAL CURRENT ASSETS	-	3,960

TOTAL ASSETS	$-	$3,960

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	961	2,628.00
Accrued Interest - Related Party	743	116
TOTAL CURRENT LIABILITIES	1,704	2,744

Note Payable - Related Party	41,589	17,447
TOTAL LIABILITIES	43,293	20,191

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 242,669,234 and 242,669,234 shares issued and outstanding at March 31, 2026 and March 31, 2025, respectively)	24,267	24,267
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and March 31, 2025, respectively)	-	-
Additional Paid in Capital	1,156,638	1,156,638
Accumulated Deficit	(1,224,198)	(1,197,136)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(43,293)	(16,231)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	-	$3,960

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Operations

	For the Years Ended March 31,
	2026	2025

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	8
Interest Expense	627	116
Filing Fees	5,580	8,222
Professional Fees	20,855	19,500
Total Expense	27,062	27,846
Loss from operations	$(27,062)	$(27,846)
Other Income/(Loss)
Provision for Income Taxes	$-	$-
NET LOSS	$(27,062)	$(27,846)

Weighted average common shares outstanding, basic and fully diluted	242,669,234	262,343,860

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statements of Cash Flows

	For the Years Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,062)	$(27,846)

Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Other Current Assets and Prepaids	3,960	(3,960)
Increase (decrease) in Accounts Payable and Other Accruals	(1,667)	2,628
Increase (decrease) in Accrued Interest Expense	627	116
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(24,142)	(29,062)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable (Related Party) - borrowings	24,142	17,447
Contributions of Capital by Major Shareholder	-	11,615
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,142	29,062

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statement of Stockholders' Equity

For the Year Ended

March 31, 2026

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2025	242,669,234	24,267	1,156,638	(1,197,136)	(16,231)

Net Loss	-	-	-	(8,037)	(8,037)

Balances, June 30, 2025	242,669,234	24,267	1,156,638	(1,205,173)	(24,268)

Net Loss	-	-	-	(8,176)	(8,176)

Balances, September 30, 2025	242,669,234	24,267	1,156,638	(1,213,349)	(32,444)

Net Loss	-	-	-	(4,679)	(4,679)

Balances, December 31, 2025	242,669,234	24,267	1,156,638	(1,218,028)	(37,123)

Net Loss	-	-	-	(6,170)	(6,170)

Balances, March 31, 2026	242,669,234	24,267	1,156,638	(1,224,198)	(43,293)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Statement of Stockholders' Equity

For the Year Ended

March 31, 2025

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2024	248,020,000	24,802	1,144,488	(1,169,290)	-

Capital Contribution	-	-	7,293	-	7,293

Shares Cancelled	(5,350,766)	(535)	535	-	-

Net Loss	-	-	-	(7,549)	(7,549)

Balances, June 30, 2024	242,669,234	24,267	1,152,316	(1,176,839)	(256)

Capital Contribution	-	-	4,322	-	4,322

Net Loss	-	-	-	(4,322)	(4,322)

Balances, September 30, 2024	242,669,234	24,267	1,156,638	(1,181,161)	(256)

Net Loss	-	-	-	(8,259)	(8,259)

Balances, December 31, 2024	242,669,234	24,267	1,156,638	(1,189,420)	(8,515)

Net Loss	-	-	-	(7,716)	(7,716)

Balances, March 31, 2025	242,669,234	24,267	1,156,638	(1,197,136)	(16,231)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $1,224,198 and cash used in operations of $24,142 at the period ended March 31, 2026.

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

Interim financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2026, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2026 and for the related periods presented.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2026, and March 31, 2025, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2026 and March 31, 2025.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended March 31, 2026 and March 31, 2025.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2026, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2026 and March 31, 2025.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2026, and March 31, 2025.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $0.0001 per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $0.0001 per value per share.

Total issued and outstanding shares of common stock is 242,669,234 and 242,669,234 as of March 31, 2026, and March 31, 2025, respectively.

•	During the year ended March 31, 2025, 5,350,766 shares were cancelled under a mandatory redemption.
•	During the year ended March 31, 2026, no shares were issued.

Capital Contributions

During the year ended March 31, 2026, no capital contributions were made and during the year ended March 31, 2025, $11,615 in capital contributions were made.

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

•	During the year ended March 31, 2025, the company borrowed $17,447 against the drawdown note.

•	During the year ended March 31, 2026, the company borrowed $24,142 against the drawdown note.

As of March 31, 2026, the Company has borrowed an aggregate of $41,589 from BGS under the Drawdown Note and the sum of $8,411 remains available for advances thereunder. Interest expense for the years ended March 31, 2026 and 2025 were $627 and $116, respectively. Total accrued interest as of March 31, 2026 is $743.

NOTE G—INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of March 31, 2026, is approximately $1,224,000, and as of March 31, 2025, is $1,197,000 approximately. The total deferred tax assets are approximately $257,000 and $251,000 for the periods ended March 31, 2026, and March 31, 2025, respectively.

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

NOTE H—MATERIAL EVENTS/MATERIAL EVENTS

Subsequent Events

The Company evaluated for subsequent events from March 31, 2026 through July 14, 2026 (the issuance date of the Company’s financial statements) and has determined that there are no subsequent events that require disclosure.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer, who is also our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2026 using the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting as of March 31, 2026 arising from our limited size and personnel. The Company has only one officer and director, has no employees, has not established an audit committee, and does not have sufficient personnel to provide for adequate segregation of duties or independent review of financial reporting matters. As a result, there is a reasonable possibility that a material misstatement of our financial statements could occur and not be prevented or detected on a timely basis.

Based on the material weakness described above, management concluded that our internal control over financial reporting was not effective as of March 31, 2026.

Remediation Plan

Because of the Company’s current limited size, lack of meaningful business operations and limited financial resources, we have not yet remediated the material weakness described above. The Company expects to evaluate and implement additional procedures and controls if and when it enters into substantive operations and the nature, scope and resources of the business warrant doing so. Such procedures and controls may include, among other things, engaging additional accounting and financial reporting personnel or consultants, establishing additional review and approval procedures, improving segregation of duties, and, when appropriate, expanding the Board of Directors and establishing an audit committee or other oversight function. The Company expects that these measures, when implemented, will be designed to remediate the material weakness and make our internal control over financial reporting effective. However, there can be no assurance as to when the Company will be able to implement such measures or whether such measures, once implemented, will be sufficient to remediate the material weakness.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit non-accelerated filers to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Insider Trading Policies and Procedures.

The Company has not adopted formal insider trading policies and procedures governing the purchase, sale and other disposition of the Company’s securities by its directors, officers, employees or the Company. The Company has not adopted such policies and procedures because of the Company’s current limited size, lack of meaningful business operations, limited trading market for its securities, and the fact that the Company has no employees and only one officer and director.

The Company’s Board of Directors will evaluate the adoption of formal insider trading policies and procedures if and when the nature and scope of the Company’s business, trading market, personnel and corporate activities warrant the adoption of such policies and procedures. Notwithstanding the absence of formal written policies and procedures, the Company and its directors, officers and other covered persons remain subject to applicable federal securities laws prohibiting trading in the Company’s securities while in possession of material nonpublic information.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and announcements of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent of stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe the required Section 16(a) reports covering the fiscal year ended March 31, 2026 were filed late.

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

Meetings of the Board

During fiscal 2026, our Board did not hold any in-person or telephonic meetings nor did it act by written consent.

Code of Ethics

The Company has adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of ethics was previously filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

The Company does not currently maintain an internet website. Consequently, we intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, a provision of our code of ethics by filing a Current Report on Form 8-K with the Securities and Exchange Commission within the permitted regulatory timeframe.

The Company will provide a physical copy of its code of ethics to any person, without charge, upon written request. Such requests must be directed to our corporate secretary at the address of our principal executive offices listed on the cover page of this Annual Report.

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

Nomination Process

During the 2026 fiscal year, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If stockholders wish to recommend candidates directly to our Board, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report.

Director Compensation

Our current director does not receive separate compensation for his service on our Board. Our Board has the authority to fix the compensation of directors. We do not intend to pay employee directors a separate fee for their Board services.

No compensation was paid to our director for his service as a director during the year ended March 31, 2026.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires directors, executive officers and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act to file various reports with the SEC. Based on information provided to the Company by the Company sole director and executive officer, the reports required to be filed pursuant to Section 16 were filed late.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended March 31, 2026.

Item 11. Executive Compensation

The following table summarizes compensation recorded by us for the years ended March 31, 2025 and 2026 for our principal executive officer who also serves as our principal financial officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bryan Glass, President and	2026	0	0	0	0	0	0	0	0
Chief Executive Officer	2025	0	0	0	0	0	0	0	0

___________

Narrative Disclosure to Summary Compensation Table

The Company has not established a base salary for Mr. Glass, our President, Chief Executive Officer, Chief Financial Officer, Secretary and sole director. No compensation was paid or accrued to Mr. Glass during the fiscal years ended March 31, 2026 or 2025. The Company does not have any written or oral employment, consulting, compensation or severance agreement with Mr. Glass.

Employment Agreements

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of March 31, 2026.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

We have not paid our directors any fees or other remuneration during the last two fiscal years and we do not have any arrangements to pay our directors any fees or other remuneration. We do not intend to pay our directors any fees until such time as we acquire a mining property, if ever.

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

The applicable percentage of ownership is based on 242,669,234shares of common stock outstanding as of the date of this Annual Report.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned
Bryan Glass 20 West Park Avenue, Suite 207 Long Beach NY 11561	200,835,854	82.76
5% Stockholders
Gurpartap Singh Basrai Address unknown to Company	25,000,000	10.08
All officers and directors as a group (1 person)	200,261,649	82.76

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Since January 2019, the Company has utilized office space provided free of charge by Bryan Glass, our sole officer, director and principal stockholder. The Company does not have a written lease or other agreement relating to the use of this office space.

On January 1, 2024, the Company executed a Drawdown Promissory Note in favor of Bryan Glass Securities, Inc. (“BGS”), a related party affiliated with Bryan Glass, our sole officer, director and principal stockholder. Under the Drawdown Promissory Note, the Company may request advances of up to an aggregate principal amount of $50,000. The Drawdown Promissory Note bears interest at the rate of 2% per annum and matures on December 31, 2028.

In order to request an advance under the Drawdown Promissory Note, the Company is required to submit a drawdown request to BGS not less than three days before the date on which the Company requires the proceeds, specifying the amount of the requested advance and the purposes for which the proceeds will be used. BGS has the right to approve or decline all or any portion of any requested advance. Accordingly, BGS is not obligated to advance funds to the Company unless it approves the applicable drawdown request.

During the fiscal year ended March 31, 2025, the Company borrowed $17,447 under the Drawdown Promissory Note. During the fiscal year ended March 31, 2026, the Company borrowed an additional $24,142 under the Drawdown Promissory Note. As of March 31, 2026, the Company had borrowed an aggregate principal amount of $41,589 under the Drawdown Promissory Note, and $8,411 remained available for future advances, subject to BGS’s approval of any drawdown request. Interest expense under the Drawdown Promissory Note was $627 for the fiscal year ended March 31, 2026 and $116 for the fiscal year ended March 31, 2025. As of March 31, 2026, accrued interest under the Drawdown Promissory Note was $743.

The Company does not have a formal written policy for the review, approval or ratification of related party transactions. Related party transactions are reviewed and approved by the Board of Directors. Because the Company has only one director, Mr. Glass approves related party transactions on behalf of the Company, including transactions involving himself or his affiliates.

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

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services provided by Michael Gillespie & Associates, PLLC for the fiscal years ended March 31, 2025 and 2026.

	2025	2026

Audit Fees	$8,200	$8,200

Audit-Related Fees	9,850	9,850

Tax Fees	—	—

All Other Fees	—	—

Total	$18,050	$18,050

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following financial statements of the registrant are filed as a part of this Annual Report:

(b) The following exhibits are filed with this Annual Report:

Exhibit Number	Description	Location Reference
3.1	Articles of Incorporation	1
3.1.1	Amendment to Articles of Incorporation	2
3.1.2	Certificate of Amendment filed by Custodian	3
3.2	By-laws	1
14	Code of Ethics	4
99.1	Custodial Order	3
99.2	Certificate of Reinstatement	3
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	5
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	5
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	5

__________

1.	Incorporated by reference from registration statement on Form SB-2 filed with the SEC on June 4, 2008.
2.	Incorporated by reference from information statement on Schedule 14C filed with the SEC on November 11, 2009.
3.	Incorporated by reference from registration statement on Form 10 filed with the SEC on December 13, 2021.
4.	Incorporated by reference from registrant’s annual report on Form 10-K filed with the SEC on July 30, 2024.
5.	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGER GOLD CORP

July 14, 2026	By:	/s/ Bryan Glass
Bryan Glass
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Glass	Sole Director	July 14, 2026
Bryan Glass

