Form 10-Q
period 2026-06-30
Ranger Gold Corp.
filed 2026-08-19
CIK 1434740

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-53817

RANGER GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	74-3206736
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

20 West Park Avenue, Suite 207 Long Beach, NY 11561

Address of registrant’s principal executive offices

(516) 442-1883

Registrant’s telephone number, including area code

_____________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

At August 14, 2026, there were 242,669,234 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ranger Gold Corp.
Balance Sheets

	June 30,	March 31,
	2026 (Unaudited)	2026 (Audited)

CURRENT ASSETS
Prepaid Expenses	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	211	961
Accrued Interest - Related Party	966	743
TOTAL CURRENT LIABILITIES	1,177	1,704

Note Payable - Related Party	49,207	41,589
TOTAL LIABILITIES	50,384	43,293

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.0001 par value; 500,000,000 shares authorized; 242,669,234 and 242,669,234 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively)	24,267	24,267
Preferred stock ($0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively)	-	-
Additional Paid in Capital	1,156,638	1,156,638
Accumulated Deficit	(1,231,289)	(1,224,198)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(50,384)	(43,293)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Operations

	For the Three Months Ended June 30,
	2026 (Unaudited)	2025 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Interest Expense	223	102
Filing Fees	83	1,485
Professional Fees	6,785	6,450
Total Expense	7,091	8,037
Loss from operations	$(7,091)	$(8,037)
Other Income/(Loss)
Provision for Income Taxes	$-	$-
NET LOSS	$(7,091)	$(8,037)

Weighted average common shares outstanding, basic and fully diluted	242,669,234	242,669,234

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statements of Cash Flows

	For the Three Months Ended June 30,
	2026 (Unaudited)	2025 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,091)	$(8,037)

Adjustments to reconcile net (loss)to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Other Current Assets and Prepaids	-	1,485
Increase (decrease) in Accounts Payable and Other Accruals	(750)	(1,750)
Increase (decrease) in Accrued Interest Expense	223	102
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,618)	(8,200)
CASH FLOWS TO/(FROM) FINANCING ACTIVITIES:
Note Payable (Related Party) - borrowings	7,618	8,200
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,618	8,200

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-
END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.
Statement of Stockholders' Equity (Unaudited)
For the Three Months Ended
June 30, 2026

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2026	242,669,234	24,267	1,156,638	(1,224,198)	(43,293)

Net Loss	-	-	-	(7,091)	(7,091)

Balances, June 30, 2026	242,669,234	24,267	1,156,638	(1,231,289)	(50,384)

The accompanying notes are an integral part of these financial statements.

5

Ranger Gold Corp.
Statement of Stockholders' Equity (Unaudited)
For the Three Months Ended
June 30, 2025

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2025	242,669,234	24,267	1,156,638	(1,197,136)	(16,231)

Net Loss	-	-	-	(8,037)	(8,037)

Balances, June 30, 2025	242,669,234	24,267	1,156,638	(1,205,173)	(24,268)

The accompanying notes are an integral part of these financial statements.

Ranger Gold Corp.

Notes to the Financial Statements

As of June 30, 2026

NOTE A—BUSINESS ACTIVITY

Ranger Gold Corp. (the “Company”) was incorporated on May 11, 2007 under the laws of the State of Nevada under the name Fenario, Inc. On October 28, 2009, the Company amended its Articles of Incorporation to change its name from “Fenario, Inc.” to “Ranger Gold Corp.” The Company’s last filings with the Securities and Exchange Commission were for the period ended December 31, 2013 and then the Company became dormant until late 2018 when Bryan Glass petitioned to become the custodian of the Company and reinstated the Company. In January of 2019, the courts approved the custodianship, and the Company was reinstated as a corporation in the State of Nevada. The Company’s fiscal year-ends on March 31.

The accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the financial statements.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,231,289 at June 30, 20026 and used $7,618 cash in operating activities during the three months then ended.

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

To address these conditions, management has undertaken the following initiatives: 1) seek additional equity funding from current or new stockholders; 2) undertake a program to continue to monitor the Company’s working capital requirements and minimum expenditure commitments; and 3) maintain corporate overhead at a level consistent with the Company’s available cash resources.

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

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2026 and for the related periods presented.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2026, and June 30, 2025, the balance in Accounts Receivable was $0 and $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2026 and June 30, 2025.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable would approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at the periods ended June 30, 2026 and June 30, 2025.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2026, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2026 and June 30, 2025.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2026, and June 30, 2025.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 500,000,000 Common Shares at $0.0001 per share.

The Company is authorized to issue 5,000,000 Preferred Shares at $0.0001 per value per share.

Total issued and outstanding shares of common stock is 242,669,234 and 242,669,234 as of June 30, 2026, and June 30, 2025, respectively.

•	During the 1st quarter ended June 30, 2026, no shares were issued.
•	During the 1st quarter ended June 30, 2026, no shares were issued.

Capital Contributions

During the quarters ended June 30, 2026 and June 30, 2025, no capital contributions were made to the Company.

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

•	During the year ended March 31, 2025, the company borrowed $17,447 against the drawdown note.
•	During the year ended March 31, 2026, the company borrowed $24,142 against the drawdown note.
•	During the 1st quarter ended June 30, 2026, the company borrowed $7,618 against the drawdown note.

As of June 30, 2026, the Company has borrowed an aggregate of $49,207 from BGS under the Drawdown Note and the sum of $793 remains available for advances thereunder. Interest expense for the quarters ended June 30, 2026 and 2025 were $223 and $102, respectively. Total accrued interest as of June 30, 2026 is $966.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carry forward as of June 30, 2026, is approximately $1,231,000, and as of June 30, 2025, is $1,205,000 approximately. The total deferred tax assets are approximately $259,000 and $253,000 for the periods ended June 30, 2026, and June 30, 2025, respectively.

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes because the Company is not obligated to pay State Income Taxes because it is a Nevada corporation. The Company does not currently have any tax returns open for examination.

NOTE H—MATERIAL EVENTS/MATERIAL EVENTS

Subsequent Events

The Company evaluated for subsequent events from June 30, 2026 through August 14, 2026 (the issuance date of the Company’s financial statements) and has determined that the only subsequent event that has occurred is the additional $3,220 drawn from the BGS Drawdown Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Report.

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding the Company’s plans, objectives, expectations, intentions and beliefs concerning future events, business strategy, financing needs and operating performance. Forward-looking statements are based on current expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Report. Factors that might cause such a discrepancy include, but are not limited to:

•	Our ability to obtain financing as and when needed on acceptable terms;
•	Our management’s inexperience in the mining industry;
•	Our current lack of ownership or control of any mining properties;
•	Our ability to identify suitable mining properties and complete satisfactory technical, legal, environmental, title and financial due diligence;
•	Our ability to negotiate and consummate acquisitions of mining properties on acceptable terms and at attractive valuations;
•

Our ability to identify, manage and mitigate the numerous risks inherent in the mining industry, including risks of personal injury, loss of life and property damage, many of which may be uninsurable or insurable only on commercially unreasonable terms;

•	Title risks attendant to properties that we may acquire;
•

The risk that technical studies may not establish economically recoverable mineral resources or mineral reserves on a property we acquire, or that we may be unable to develop and operate any such property economically;

•	Risks associated with navigating governmental regulations and obtaining and maintaining permits required to conduct operations;
•	Costs associated with complying with governmental regulations, including environmental regulations;
•	The impact that changes in federal and state legislation, including changes in mining taxes and royalties payable to governments, could have on our revenue;
•	The impact that regulations and pending legislation involving climate change could have on our ability to operate and on operating costs, which could have a material adverse effect on our business;
•	The impact of weather and other natural events on our operations;
•	Changes in commodity prices;
•	The costs of defending litigation and payments we may be required to make with respect to decisions adverse to us;
•	Our ability to engage and retain qualified consultants, contractors and employees as necessary; and
•	The impact of inflation on our ability raise capital and on operating costs.

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

Overview

Ranger Gold Corp. (“we,” “us,” or the “Company”) was incorporated in May 2007 under the laws of Nevada under the name Fenario, Inc. The Company was organized to develop and license proprietary software solutions for the healthcare market and did not conduct any significant operations other than organizational matters, including filing a registration statement with the Securities and Exchange Commission (“SEC”). In October 2009, the Company changed its name from “Fenario, Inc.” to “Ranger Gold Corp.” and thereafter began pursuing opportunities in the mining industry.

Business Strategy

We are a natural resource company whose objective is to acquire, evaluate, develop and operate natural resource properties in the United States. For purposes of this Report, “acquire” includes an outright purchase of or the acquisition of rights under a lease, license, patented or unpatented claim, option or other use agreement that provides real-property, mining, surface, easement, right of way or other rights necessary to evaluate, develop or conduct mining operations on a property. We may acquire, develop and operate mining properties alone or with development partners.

Our primary focus in the natural resource sector is gold, although we may acquire rights to properties prospective for other types of minerals. As of the date of this Report, we do not hold rights in any properties, conduct substantive business operations or generate any revenue. The acquisition, evaluation and development of mineral properties are extremely risky and capital-intensive. Our ability to achieve our objective depends, among other things, on obtaining financing to fund our operations. We can provide no assurance that we will obtain financing to commence operations or acquire a property, or that any property we may acquire will contain economically recoverable mineralization.

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

We intend to engage in mining operations rather than acquire a passive interest in an existing enterprise. Our contemplated activities include identifying an appropriate property, conducting technical due diligence and, if warranted, developing and conducting extraction operations. We do not initially expect to conduct grassroots exploration to identify properties. Instead, we expect to seek properties for which permits, a mining plan, historical information and at least some geological, geochemical or geophysical information are available. If our due diligence indicates that a property has mineral potential but our resources are insufficient to acquire or develop it independently, we may enter into a joint venture with one or more partners. We may buy or sell properties at any phase of development, including before production begins. We expect to retain geologists, consultants, mining and operations specialists and other personnel as necessary to assess available technical information, mineral resources and mineral reserves, if any, mineability and potential mining operations.

Natural resource property acquisition, evaluation and development require significant capital, and our current assets and resources are insufficient to acquire any property or fund any mining operations. Accordingly, our principal initial objective is to raise sufficient capital to acquire a potentially attractive mining property at an acceptable valuation. We can offer no assurance that we will be successful in raising capital to fund our operations. Mr. Glass, our sole officer, director and principal stockholder, has funded our operations since January 2019, and we currently depend entirely on him to fund our operations unless and until we raise capital to identify and acquire a mining property. Although Mr. Glass has advised us of his present intention to fund our operations through loans or further investment in the Company, no written agreement obligates him to do so. If Mr. Glass does not fund our capital requirements, we may be unable to continue operations, and stockholders could lose their entire investment in the Company.

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 (unaudited)

During the three months ended June 30, 2026 and 2025, we generated no revenue and conducted no mining operations while we focused on identifying potential mining opportunities. At June 30, 2026, we had no assets and had total liabilities of $50,384, consisting of accounts payable of $211, accrued related-party interest of $966 and a related-party note payable of $49,207. We were not party to an agreement to acquire a mining property or other assets. Total expenses and net loss were $7,091 for the three months ended June 30, 2026, compared with $8,037 for the three months ended June 30, 2025. The $946 decrease principally reflected a $1,402 decrease in filing fees, partially offset by a $335 increase in professional fees and a $121 increase in related-party interest expense.

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

At June 30, 2026, we had an accumulated deficit of $1,231,289 and no cash. We used $7,618 of cash in operating activities during the three months ended June 30, 2026.

At June 30, 2026, we had no cash and total liabilities of $50,384. During the quarter, we borrowed $7,618 under the BGS Drawdown Note to fund operating expenses. At June 30, 2026, approximately $793 remained available under the $50,000 Drawdown Note, and BGS may approve or decline any requested advance. Mr. Glass is not contractually obligated to provide us with additional capital, and we cannot assure investors that he or BGS will continue to fund our operations. From March 31, 2026 to June 30, 2026, total assets decreased from $3,960 to $0, total liabilities increased from $43,293 to $50,384 and our stockholders’ deficit increased from $43,293 to $50,384.

Our immediate cash requirements are the legal, accounting, filing and administrative costs necessary to maintain our corporate existence and Exchange Act reporting obligations. We have no committed source of funding sufficient to meet those requirements after the remaining availability under the Drawdown Note is exhausted. Our longer-term liquidity requirements include the substantial capital needed to identify, acquire, evaluate, develop and operate a mining property and to comply with applicable governmental and environmental requirements. Mineral property development is capital-intensive and may extend over a lengthy evaluation, development and production horizon, and few properties are ultimately developed into producing mines. If we lack sufficient financial resources or financing capacity, any acquisition, development or mining operations may be curtailed, delayed or abandoned. Our ability to raise capital may be affected by macroeconomic conditions, commodity prices and conditions in the U.S. and global financial markets.

We intend to finance our future operations through sales of equity securities, loans from related parties or third parties and, if available, joint-venture or other project financing. We cannot assure investors that financing will be available on acceptable terms or at all, that we will obtain the substantial capital required to acquire and develop a mining property, or that any property we acquire will generate revenue. If we cannot obtain additional financing promptly, we may be unable to pay the costs of remaining an Exchange Act reporting company or continue operations.

Material Cash Requirements

At June 30, 2026, we owed $49,207 of principal and $966 of accrued interest under the related-party Drawdown Note, which bears interest at 2% per year and matures on December 31, 2028. Our other material cash requirements consist primarily of the legal, accounting, filing and administrative costs necessary to maintain our corporate existence and Exchange Act reporting obligations. We had no other known material contractual cash requirements at June 30, 2026.

Going Concern

Note B to our condensed financial statements for the three months ended June 30, 2026 and the report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2026 describe substantial doubt about our ability to continue as a going concern. At June 30, 2026, we had an accumulated deficit of $1,231,289, no cash and had used $7,618 of cash in operating activities during the three-month period. Our ability to continue as a going concern depends on our ability to generate profitable operations or obtain additional financing sufficient to meet our obligations as they become due. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The going concern disclosure reflects that we may not have sufficient liquidity to continue operating. We expect to incur losses for the foreseeable future, even if we acquire a property containing economically recoverable mineral resources or mineral reserves. We will need to raise additional capital to fund our near-term operating requirements and any property acquisition or development. We cannot assure you that our plans will be successful or that required capital will be available on acceptable terms or at all. If adequate funds are unavailable, we may be unable to maintain our reporting obligations, continue operations or acquire and develop mining properties, and investors may lose their entire investment in the Company.

Off-Balance Sheet and Other Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of our condensed financial statements requires management to make estimates and assumptions. Based on the nature of our current assets, liabilities and operations, management has not identified a critical accounting estimate involving a significant level of estimation uncertainty that is reasonably likely to have a material effect on our financial condition or results of operations.

Recent Accounting Pronouncements

See Note C to the financial statements included in this Report for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that required information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Management, with the participation of Bryan Glass, the Company’s President and Chief Executive Officer and its principal executive officer, principal financial officer and principal accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, Mr. Glass concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below.

The material weaknesses consist of (i) inadequate segregation of duties in the handling of cash, cash receipts and cash disbursements due to the Company’s limited personnel and (ii) the lack of independent directors to oversee financial reporting, related-party transactions, management decisions and the use of funds. These material weaknesses were disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026 and continued to exist at June 30, 2026. The Company’s limited financial and personnel resources make remediation difficult. Management intends to continue formalizing cash-handling and review procedures and to seek qualified independent directors when resources permit, but cannot assure that remediation will be completed in a timely manner.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

RANGER GOLD CORP.

Date: August 19, 2026	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer

